Form 10QSB
period 1996-03-31
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S.  Securities  and  Exchange  Commission
                         Washington,  DC  20549

                              Form  10-QSB

    (Mark  One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT  OF  1934

         For  the  fiscal  quarter  ended  March  31,  1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission  File  Number:  33-11324-LA

                              NETUSA,  INC.
          (Name  of  small  business  issuer  in  its  charter)

         Colorado                                  84-1035751
    (State  or  other  jurisdiction          (I.R.S.  Employer
    of  incorporation or organization)      Identification Number)

                  201 San Antonio Cir., C250, Mountain View, CA 94040
                       (Address of principal executive offices)

                     Issuer's telephone number:     (650) 948-6200

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes           No   X

    Check  if  there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
    this  Form  10-KSB.      X

                            PART I - FINANCIAL INFORMATION

    ITEM  1:  FINANCIAL  STATEMENTS

                                     NETUSA, INC.
                      Condensed Consolidated Financial Statements
                                   at March 31, 1996
                                      (Unaudited)


      ASSETS. . . . . . . . . . . . . . . .        3/31/96
      ======                                       ---------
      Current Assets
        Cash and Cash Equivalents . . . . .  $  803,482.55
        Accounts Receivable, Net. . . . . .     210,966.11
        Inventory . . . . . . . . . . . . .       5,051.75
        Prepaid Expenses. . . . . . . . . .       1,447.54
      ------------------
      Total Current Assets. . . . . . . . .  $1,020,947.95

      Property and Equipment. . . . . . . .  $   78,371.93

      Other Assets
        Investment (at Cost). . . . . . . .  $   50,000.00
        Other Assets. . . . . . . . . . . .         528.74
      -----------------
      Total Other Assets. . . . . . . . . .  $   50,528.74
      -----------------
      Total Assets. . . . . . . . . . . . .  $1,149,849.44

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ====================================
      Current Liabilities
        Accounts Payable. . . . . . . . . .  $   90,479.75

      Long-Term Liabilities
        Notes Payable . . . . . . . . . . .  $  282,183.45
        Loan from Shareholder . . . . . . .      70,787.58
                    ----------------
      Total Long-Term Liabilities . . . . .  $  352,971.03


         Stockholders'  Equity
         Common  Stock                       $    3,913.92
         Additional  Paid-In  Capital         3,112,766.64
         Current  Deficit                        11,783.93
         Retained  Deficit                   (2,422,065.83)

                                            -----------------
         Total  Stockholders'  Equity       $    706,398.66

         Total  Liabilities  and
         Stockholders'  Equity              $ 1,149,849.44

    INCOME  AND  EXPENSES
    ----------------------------------
         Sales                              $  124,400.64
              Cost  of  Sales                   (8,803.38)
                                            ----------------
         Operating  Income                  $   115,597.26
         Other  Income                            1,848.65
                                            -----------------
         Total  Revenues                    $   117,445.91

         Salaries  and  Wages               $    21,800.00
         Employee  Benefits                       8,404.87
         Administrative  &  General  Expenses    67,070.13
         Marketing  Expense                       5,098.24
         Interest  Expense                        3,288.74
                                            ----------------
         Total  Operating  Expenses          $  105,661.98

         Income (Loss) Before/After Taxes    $   11,783.93


    ITEM  2:    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
    OPERATION

    As discussed in Issuer's Form  8-K, dated February 16, 1996, and filed on
    January  9,  1998,  on  February  16,  1996,  the  company acquired Pacific
    Microelectronics, Inc.of Mountain View, Calif.(hereinafter Pacific Micro).
    Pacific Micro, at the time, was a company developing PC software and telecommunications solutions The acquisition was by the means of a stock swap. 3 shares of TMMI stock was given to Pacific Micro shareholders per 10 shares of Pacific Micro stock held,1 for a total of 3,000,000 shares granted (for the 10,000,000 Pacific Microstock) Pacific Micro also transferred all of its assets to NetUSA. At the time of Pacific Micro's acquisition,  Pacific  Micro  was controlled  by its president, Dr. Wun  C.
    Chiou,  whosimultaneously  became  NetUSA's  president.

    The company's name was changed to NetUSA, Inc.,and its headquarters were moved to Mountain View,Calif.,to the headquarters of the former Pacific
    Micro.

 Please see the current Form 10-KSB for the period ended September 30, 1997, filed concurrently herewith, for Management's Discussion and Analysis and Plan of Operation.

    PART  II:          OTHER  INFORMATION

    Item  6:          Exhibits  and  Reports  on  Form  8-K

         There  are  no  exhibits  to  be  attached  for  this  form.

  Registrant filed a Form 8-K during this quarter, which is incorporated herein by reference, detailing the acquisition of Pacific
  Microelectronics, Inc. and the change in the control of the company on Feb. 17, 1996.

                                      SIGNATURES
    In accordance with the requirements of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NetUSA, INC.

    Dated:   May 4, 1998                 /s/ Wun C. Chiou, President
                                            and  Chairman  of  the  Board



