Form 10QSB
period 1996-06-30
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S.  SECURITIES  AND  EXCHANGE COMMISSION
                        WASHINGTON,    DC    20549
                            FORM    10-QSB
    (Mark    One)

    [X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
    SECURITIES  EXCHANGE  ACT  OF  1934

           For the  fiscal  quarter  ended  June  30, 1996

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF  1934

           Commission    File    Number:      33-11324-LA

                               NETUSA,  INC.
            (Name  of  small  business  issuer  in  its  charter)

       Colorado                         84-1035751
     (State or other                    (IRS Employer
      jurisdiction                       Identification)
  of incorporation or
      organization)

          201  San  Antonio  Cir.,  C250,  Mountain  View,  CA  94040
                   (Address  of  principal  executive  offices)

              Issuer's  telephone  number:          (650)  948-6200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been    subject    to    such  filing  requirements  for  the  past  90  days.

    Yes__                                                        No__X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment    to    this    Form    10-KSB.__X

                            PART  I  -  FINANCIAL  INFORMATION

    Item    1:    Financial    Statements



                                   NETUSA,  INC.
                            Condensed Financial Statements
                                   at June 30, 1996


    Assets . . . . . . . . . . . . . . . . .         6/30/96
    =====                                          ---------
    Current Assets
       Cash and Cash Equivalents . . . . . .  $   580,590.60
       Accounts Receivable . . . . . . . . .      349,591.45
       Inventory   5,051.75
       Prepaid Expenses  8,947.54
      ----------------
       Total Current Assets. . . . . . . . .  $   994,181.34

    Property and Equipment, Net. . . . . . .  $    79,601.20

    Other Assets
      Investment  at Cost. . . . . . . . . .  $    50,000.00
      Other Assets                                    528.74
                                             ---------------
       Total Other Assets                     $    50,528.74

       Total Assets. . . . . . . . . . . . .  $ 1,074,311.28

    Liabilities and Stockholders' Equity
    =========================
    Current Liabilities
      Accounts Payable . . . . . . . . . . .  $   197,657.88
      Payroll Payable. . . . . . . . . . . .        2,485.75
                                             -----------------
      Total Current Liabilities               $   200,143.63


    Long-Term Liabilities
    ---------------------------
      Note Payable . . . . . . . . . . . . .  $   254,424.44
      Loan from Shareholders . . . . . . . .       70,787.58
                                             ----------------
      Total Long-Term Liabilities                 325,212.02

    Stockholders' Equity
    -------------------------
      Common Stock . . . . . . . . . . . . .  $     3,911.92
      Additional Paid-In Capital . . . . . .    3,108,120.16
      Current Deficit. . . . . . . . . . . .      (14,010.62)
      Retained Deficit . . . . . . . . . . .   (2,422,065.83)
                                              -----------------
      Total Stockholders' Equity . . . . . .  $   548,955.63
      Total Liabilities and
         Stockholders's Equity . . . . . . .  $ 1,074,311.28

    Revenues and Expenses
    =================
      Sales. . . . . . . . . . . . . . . . .  $   338,376.80
      Cost of Sales. . . . . . . . . . . . .      257,137.86
                                          -------------------
      Operating Income . . . . . . . . . . .  $    81,238.94
      Other Income . . . . . . . . . . . . .        5,200.09
                                          -------------------
      Total Revenues . . . . . . . . . . . .  $    86,439.03

      Salaries and Wages . . . . . . . . . .  $    70,827.16
      Employee Benefits. . . . . . . . . . .       13,345.50
      Administrative & General Expenses. . .      105,384.87
      Marketing Expense. . . . . . . . . . .      41, 714.06
                                          -------------------
      Total Operating Expenses . . . . . . .  $   239,233.58
      Income (Loss)before Taxes. . . . . . .     (152,794.55)
                                           -------------------
      Net Income (Loss)for the year
      After Tax. . . . . . . . . . . . . . .  $  (152,794.55)



    ITEM    2:    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
    OPERATION

 As discussed in Issuer's Form 8-K, dated February 16, 1996, and filed on January 9, 1998, on February 16, 1996, the company acquired Pacific Microelectronics, Inc. of Mountain View, Calif. (hereinafter Pacific Micro). Pacific Micro, at the time, was a company developing PC software and telecommunications solutions The acquisition was by the means of a stock swap. 3 shares of TMMI stock was given to Pacific Micro shareholders per 10 shares of Pacific Micro stock held, 1 for a total of 3,000,000 shares granted (for the 10,000,000 Pacific Microstock). Pacific Micro also transferred all of its assets to NetUSA. At the time of Pacific Micro's acquisition, Pacific Micro was controlled by its president, Dr. Wun C. Chiou, who simultaneously became NetUSA's president.

 The company's name was changed to NetUSA, Inc.,and its headquarters were moved to Mountain View, Calif., to the headquarters of the former Pacific Micro.

 Please see the current Form 10-KSB for the period ended September 30, 1997, filed concurrently herewith, for Management's Discussion and Analysis and Plan of Operation.

    PART  II: OTHER  INFORMATION
    ===========================

Item    6:  Exhibits    and    Reports    on    Form    8-K

There  are no exhibits to be attached for this form, and no Form 8-K was filed
during    this    quarter.

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