Form 10KSB
period 1996-09-30
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S. Securities and Exchange Commission
                                     Washington,  DC  20549

                                          Form  1O-KSB

    (Mark  one)

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

              For  the  fiscal  year  ended  September  30,  1996

    [ I     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF  1933

          Commission  File  Number:      33-11324-LA

                                NETUSA,  INC.
    (Formerly  Known  As  Technology  Management  and  Marketing  Inc.)
          (Name  of  small  business  issuer  in  its  charter)

                                   Colorado
      (State  or  other  jurisdiction  of  incorporation or organization)

          201  San  Antonio  Cir.,  C250,  Mountain  View,  CA  94040
                  (Address  of  principal  executive  offices)

                   Issuer's  telephone  number: (650)  948-6200

                                  84-1035751
                  (I.R.S.  Employer  Identification  Number)

    Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

    Title  of each class        Name of each exchange on which registered
    ----------------------     ---------------------------------------------

        Common                   Over the Counter Bulletin Board (OTCBB)

 Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes          No          X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

PART  I
======

Item  1:  Description  of  Business

(A)          Business  Development

NetUSA,  Inc.  (hereinafter  NetUSA  or  the  Company)  was  formed  when
Technology Management and Marketing, Inc. (hereinafter TMMI) acquired the Mountain View, Calif.-based Pacific Microelectronics, Inc. (hereinafter Pacific Micro) in February, 1996, wherein the shareholders of Pacific Micro relinquished control of the company in exchange for NetUSA stock. NetUSA thus is a successor of TMMI. TMMI was formed in 1985, and subsequently transferred all its assets and liabilities to GeoTrans Technology, Inc. of Delaware in 1990, and ceased operations; at the time of TMMI's merger with Pacific Micro, TMMI had been out of operation for 6 years.

NetUSA has never been involved in any bankruptcy, receivership or similar proceedings, and to the best knowledge of the drafter of this document, neither has its predecessor TMMI.

(B)  Business  of  Issuer

NetUSA has three principal divisions: Telecommunications, Web Services, and Software.

    (1) In General

NetUSA currently serves as its own distributor for most services and directly deal with customers. The software division has additional methods of distribution (see below)

Due  to  the nature of NetUSA's business, the company is not dependent on
major  customers.    NetUSA  pursues  its  intellectual property rights mostly
through  copyrighting  and  registering  trademarks.   NetUSA currently has 21
employees,  19  of  whom  are  full-time  employees.

     (2) Telecommunications

The Telecommunications Division of NetUSA currently markets two main services: Internet dial-up service, and Internet fax service (hereinafter
Interfax)  .    The  Internet
dial-up service allows users to connect to the Internet using their personal computers and modems, to receive and send electronic mail, and to access the World Wide Web. Interfax allows users to send facsimiles through the Internet at cost that is significantly lower than the phone rate the users would otherwise have needed to pay, particularly if the faxes were to be sent to international destinations.

As is common knowledge, Internet dial-up service is a highly competitive area of business. NetUSA plans to compete by offering friendly service with easy-to-reach customer service, but does not foresee the dial-up service to be a substantial source of revenue. Rather, the telecommunications division will derive most of its revenue from Interfax. NetUSA is not aware of any currently significant competitors for Interfax.

There are no current or expected governmental regulations that should significantly affect most of NetUSA's telecommunications services.

     (3) Web Services

The  web  services  division  of  NetUSA  has  two  main  services:
Software Center and web design/hosting. Software Center is a World Wide Web database maintained by NetUSA of major commercial software and hardware products. Users access the database freely and may search for the products that they require. They can then order the products through NetUSA, which requires a surcharge on the orders Web design/hosting includes customized services ranging from designing World Wide Web documents for clients to hosting the clients' documents on NetUSA's computers to allow World Wide Web users to access the clients' documents. NetUSA charges the client based on its need.

NetUSA is aware of some web sites that indirectly compete with Software Center. Software Center emphasizes commercial products and orders the products for the customers, while most similar web sites concentrate on Shareware (software that is downloadable for free but which requires registration afterwards if the customer is satisfied), and therefore NetUSA do not see those sites as true competitors. There are large numbers of companies offering similar services to NetUSA's web design/hosting services. NetUSA plans to compete by offering personalized services that allow the client to fit the service as he or she wishes and by tendering high-quality service difficult to find elsewhere.

     (4) Software

NetUSA's software division, using the trade name Pacific Micro, currently offers a number of utility software programs NetUSA's flagship software product, Mac-In-DOS, allows users to exchange files between Apple Computers, Inc.'s MacOS file system and Microsoft's Windows 95 and NT ("Windows") file systems. Other major NetUSA software products include Common-Link, which allows users to exchange files between MacOS Windows, and UNIX file systems and SuperCut, which allows users to capture screen displays for publication purposes.

Other than the direct distribution mentioned above, NetUSA also distributes its software through retail vendors and catalogues.

All of NetUSA's software products have competing products on the market. NetUSA plans to compete with these products by offering programs that are superior in ease of use and provide greater capabilities than competing products, by frequently updating the software to take advantage of new advances in software and hardware technology, as well as strategically pricing the products.


Item  2:  Description  of  Property

NetUSA  does  not  own  any  real  property.


Item  3:  Legal  Proceedings

NetUSA is not currently involved in any legal proceedings, either as plaintiff or defendant, and is not aware of any pending actions on its behalf or against it.

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders

During the fourth quarter of the fiscal year, there were no matter submitted to a vote by the security holders.

PART  II
=======

Item  5:  Market  for  Common  Equity  and  Related  Shareholder  Matters

During the fiscal year covered by this report, NetUSA did not sell any unregistered securities which were made in reliance on Regulation S.

Item  6:    Management's  Discussion  and  Analysis  or  Plan  of  Operation

In general, NetUSA's cash supply has been steadily used for research and development purposes, to build the telecommunications and software divisions, within the past fiscal year. However, the company still has a sizable cash reserve (see below, Item 7). At the same time, the revenues from the three divisions have been fairly consistent through the quarters of this fiscal year, so the company does not foresee significant financial difficulties within the coming year.

NetUSA's  liquidity  will at least partially depend on the success of VON
(see  above,  Item  1).   Due to the lack of competition and the desire of the
test market to see lower international long distance rates, NetUSA believes that when VON is launched, it will receive a substantial cash infusion from users. Further, for the first 3-6 months of VON service, NetUSA does not foresee substantial expenditures necessary to add to its VON capacity. However, such liquidity might not surface if international long distance phone companies reduce their phone rates to make VON less attractive, but NetUSA believes those actions are unlikely.

NetUSA is also currently undergoing a major overhauling of Software
Center (see above, Item 1) that the company hopes will attract large amounts of advertisement revenue. If that comes to fruition, NetUSA will have much more liquidity than before, and even if does not, since this renovation of Software Center does not require significant additional expenditure, the company's financial situation should not be adversely impacted.

One event that may decrease the company's liquidity would be involve changes in Macintosh users' operating system. Currently, NetUSA estimates that 5%-10% of MacOS users would switch to Rhapsody, Apple Computers' new high-end operating system. If this estimate is correct, Mac-In-DOS sales will not be significantly impacted. However, if in actually 50% or more of MacOS users switch to Rhapsody, Mac-In-DOS sales may suffer a setback until Mac-In-DOS is revised to account for Rhapsody. NetUSA does not foresee a high likelihood for that event to happen, though.


Item  7:    Financial  Statements


                                 NetUSA,  Inc.
                   Condensed  Consolidated  Financial  Statements
                             as  of  September  30,1996
                                 (Unaudited)



    ASSETS. . . . . . . . . . . . . .        9/30/96
    ======                                   =======
    Current Assets
      Cash. . . . . . . . . . . . . .  $  772,088.71
      Accounts Receivable . . . . . .     424,123.50
      Inventory .....................       7,073.00
      Prepaid Exp . . . . . . . . . .      17,040.00
                                         -----------
      Total Current Assets. . . . . .  $1,220,325.21

      Property & Equipment, Net . . .  $   70,611.07

    Other Assets
    -------------
      Investment at cost. . . . . . .  $   50,000.00
      R&D Cost and Other. . . . . . .      15,965.97
                                    ----------------
      Total Other Assets. . . . . . .  $   65,965.97

      TOTAL ASSETS                     $1,356,902.25
                                           ==========


    LIABILITIES  AND  STOCKHOLDERS'  EQUITY
    ====================================
    Current  Liabilities
    ----------------------
         Accounts  Payable                 $51,169.87
         Payroll  Payable                    7,826.25
         Lease  Obligations-Current         25,080.00
                                       ----------------
         Total  Current  Liabilities       $84,076.12

    Long-Term  Liabilities
    ---------------------------

         Note  Payable                 $   191,893.52
         Note  due  Shareholder              1,947.66
                                       -----------------
         Total  Long-Term  Liabilities $   193,841.18

    Stockholders'  Equity
    -------------------------

         Common  Stock                 $      4,227.92
         Additional  Paid-In  Capital     3,897,606.71
         Current  Deficit                  (400,783.85)
         Retained  Deficit               (2,422,065.83)
                                       ------------------
         Total  Shareholders'  Equity     1,078,984.95

         Total  Liabilities  and
           Shareholders'  Equity        $  1,356,902.25
                                       ================

    REVENUE  AND  EXPENSES
    ======================
    Revenues
    ------------
         Sales                          $ 1,000,964.18
         Less:Cost  of  Sales              (374,653.96)
                                       ------------------
         Total  Operating  Income       $   626,310.22

         Other  Income                       26,009.96
                                       ------------------
         Total  Revenues                $   652,320.18




    Expenses
    -----------
         Salaries  and  Wages            $   205,600.67
         Employee  Benefits                   59,076.18
         Administrative/General Expenses     328,531.85
         Marketing Expenses                  113,574.39
         Interest  Expense                    18,766.85
         Financial  Expense                      354.47
                                       -----------------
         Total  Operating  Expenses   $      725,904.41

         Net  Profit  (Loss)                 $73,584.23


 Note:    Audited  financial  statements  for  Sep. 30, 1996 were not prepared.
 ----
 Please  see  the  Form  10-KSB for September 30, 1997, filed concurrently with this  Form  10-KSB,  which  contains  audited  financial  statements since the acquisition  of  the dormant TMMI corporation by NetUSA (March 1, 1996 through
 September  30,  1997).


 Item  8:       Changes In and Disagreements With Accountants on Accounting and
 Financial  Disclosure

 In the past two fiscal years, NetUSA's accountant has neither resigned nor been dismissed.

 PART  III
 ========

 Item  9:  Directors,  Executive  Officers,  Promoters  and  Control  Persons,
 Compliance  With  Section  16(a)  of  the  Exchange  Act

 (A)  Directors/Executive  Officers

 Dr.  Wun  C.  Chiou,  Chief  Executive  Officer/Sole  Director:

 Dr.  Chiou  has  been  CEO and Director ever since the TMMI/ Pacific
 Micro  merger  in  February,  1996.   From the time 5 years before this form's
 filing  up to February, 1996, he had been the CEO and sole Director of Pacific
 Micro  and  held all actual and nominal responsibilities associated with those offices.  He does not hold a director position in any other reporting company.

 (B)          Significant  Employees



 Mr.  Bill  Feeley,  Director  of  Marketing:

 Mr. Feeley has served as the chief of NetUSA's marketing since the merger between  Pacific  Micro  and TMMI, and for Pacific Micro before that from Dec.
 1995.    For  the  five  years  before  this  report, he has served in similar capacities  in  several  software  firms.

 Mr.  Leo  Xia,  Chief  Engineer:

 Mr. Xia has served as the chief engineer for NetUSA since February, 1996.
 Prior to that, he had been working as an electrical engineer. He is the key architect behind NetUSA's utility software projects.

 (C)          Family  Relationships

 There are no family relationships among the directors, officers, and employees disclosed above.

 (D)          Involvement  in  Certain  Legal  Proceedings

 To the best knowledge of the drafter of this document, there are no outstanding legal proceedings that are required to be disclosed under this item against any person listed above.

 Item  10:          Executive  Compensation


                      SUMMARY  COMPENSATION  TABLE

                     Annual         Long-Term Compensation    All Other
              Compensation         Awards      Payouts      Compensation

    (a)      (b) (c) (d) (e)      (f)   (g)     (h)             (i)

(1) CEO     '96   56  0   0        0     0       0               0
            '95    0  0   0        0     0       0               0

    (All figures are in thousands of US$.)

    Key:
    -----
    (1) Dr.  Wun  Chiou
    (a) Position  held  in  company
    (b) Fiscal year; '96 is October, 1995, through September, 1996; '95 is October 1994 through September, 1995.
    (c) Salary
    (d) Bonus
    (e) Other  annual  compensation
    (f) Restricted  stock  awards
    (g) Securities  underlying  options/SARs
    (h) LTIP  payouts
    (i) All  other  compensation

Item  11:  Security  Ownership  of  Certain  Beneficial  Owners

(A)  Security  Ownership  of  Certain  Beneficial  Owners

--------------------------------------------------------------------
Title of Class      Name/Address of    Amount and      % of Class
                    Beneficial Owner   Nature of
                                       Beneficial
                                       Ownership
---------------------------------------------------------------------
 Common Stock       Dr. Wun C. Chiou    3,000,000          69%
                                        (Direct)

(B) Security  Ownership  of  Management

    Same  as  (A)  above.

(C) Changes  in  Control

There is no arrangement currently outstanding which may result in a change of control.

Item  12:    Certain  Relationships  and  Related  Transactions

None.

Item  13:        Exhibits  and  Reports  on  Form  8-K

(A)   Exhibits

There  are  no  exhibits  to  be  attached  to  this  form.

(B)          Reports  on  Form  8-K

Registrant filed a Form 8-K on January 8, 1998, which is incorporated herein by reference, detailing the acquisition of Pacific Microelectronics, Inc. and the change in the control of the company on Feb. 17, 1996.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NetUSA,Inc.
 Dated:   May 4, 1998                           /s/ Wun C. Chiou, President
                                                  and Chairman of the Board