Form 10QSB
period 1996-12-31
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S.  Securities  and  Exchange  Commission
                   Washington,  DC  20549

    Form  10-QSB

    (Mark  one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE  ACT  OF  1934

         For  the  fiscal  quarter  ended  December  31,  1996

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

 Yes  ___                            No__X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.__X

PART  I  -  FINANCIAL  INFORMATION

Item  1:  Financial  Statements

(Note:  unaudited,  as  permissible  under  Item  310(b)  of  Regulation S-B.)

                                 NetUSA, Inc.
                    Condensed Consolidated Financial Statements
                   for the three months ended December 31, 1996

    Assets
    ---------
    Cash and Cash Equivalents            $434,411
    Accounts Receivable, Net              360,224
    Inventory                               7,073
    Prepaid Expenses                       17,040
                                     ------------
    Total Current Assets                 $818,748

    Property and Equipment                $75,778

    Other Assets
    ------------
    Notes Receivable                      $50,000
    Investment                             50,000
                                     ------------
    Total Other Assets                   $200,000
                                     ------------
    Total Assets                       $1,094,526
                                     ============

    Liabilities and Stockholders' Equity
    -------------------------------------------
    Account Payable and Accruals/
    Current Liabilities                $  280,802

    Stockholders' Equity               $    4,146

    Total Stockholders' Equity         $  813,724

    Total Liability and Capital        $1,094,526

    Revenues  and  Expenses
    =======================
    Sales                            $  435,235.74
    Cost  of  Sales                     156,689.07
                                  ----------------
    Operating  Income                $  278,546.67
    Other  Income                        25,554.34
                                  ----------------
    Total  Revenues                  $  304,101.01

    Salaries  and  Wages          $      97,880.00
    Employee  Benefits                    9,286.12
    Administrative/General Expenses     180,091.04
    Marketing  Expenses                 167,332.26
    Interest  Expense                     6,773.57
                                    --------------
    Total  Operating  Expense       $   461,362.99

    Net  Income  (Loss)  Before
     and  After  Taxes                 (157,261.98)

Item  2:    Management's  Discussion  and  Analysis  or  Plan  of  Operation

See 10-KSB, Items 2 and 6, for the fiscal year ending Sep. 30, 1997, filed concurrently herewith

                              PART II:  OTHER INFORMATION

Item  6:    Exhibits  and  Reports  on  Form  8-K

There are no exhibits to this form, and no Form 8-K was filed during this quarter.


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


