Form 10QSB
period 1997-03-31
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S.  Securities  and  Exchange  Commission
    Washington,  DC  20549

    FORM  10-QSB

    (Mark  One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES
    EXCHANGE  ACT  OF  1934

         For  the  fiscal  quarter  ended  March  31,  1997

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

    Item  1:  Financial  Statements

                                   NetUSA,  Inc.
                Condensed  Consolidated  Financial  Statements
                For  the  Six  Months  Ended  March  31,  1997
                                      and
                 For  the  One  Month  Ended  March  31,  1996
                                   (Unaudited)

    Assets                           1997            1996
    =====                            ====            ====
    Current Assets
    ---------------
    Cash and Cash Equivalents    $  698,143.92   $  803,482.55
    Accounts Receivable, Net        442,679.94      210,966.11
    Inventory                         7,073.00        5,051.75
    Prepaid Expenses                 17,040.00        1,447.54
                                  ------------    -------------
    Total Current Assets         $1,164,936.86   $1,020,947.95

    Property and Equipment
    at Cost                      $  241,936.29   $  185,741.93
    Less:  Accum. Depreciation     (157,850.00)    (107,369.18)
                                 --------------  -------------
    Net Property and Equipment   $   84,086.29   $   78,372.75

    Other Assets
    ---------------
    Notes Receivable             $  130,675.00   $           -
    Investment at Cost              200,000.00       50,000.00
    R & D Costs and Other            10,046.44          528.74
                                 -------------   -------------
    Total Other Assets           $  340,721.44   $   50,528.74
                                 -------------   -------------
    Total Assets                 $1,589,744.59   $1,149,849.44
                                 =============   =============




    Liabilities  and  Stockholders'  Equity
    ==========================
    Current  Liabilities
    ----------------------
    Account  Payable             $  (14,696.65)  $    90,721.96
    Accrued  Payroll  Payable         4,655.53          (242.21)
                                 --------------  --------------
    Total  Current  Liabilities  $  (10,041.12)  $    90,479.75

    Long  Term  Liabilities
    --------------------------
    Notes  Payable               $  229,675.99   $   282,183.45
    Loans  from  Shareholders            -            70,787.58
                                 --------------  ----------------
    Total
    Long-Term  Liabilities       $  229,675.99   $    352,971.03

    Stockholders'  Equity
    =====================
    Common  Stock                $    4,639.92   $      3,913.92
    Additional  Paid
      In  Capital                 4,226,695.32      3,112,766.64
    Current  Deficit                (38,375.84)        11,783.93
    Retained  Deficit            (2,822,849.68)    (2,422,065.83)
                                 --------------     -------------
    Total Stockholders'Equity    $1,370,109.72    $   706,398.66
                               ----------------   -----------------
    Total  Liabilities  and
        Stockholders'  Equity   $  1,589,744.59    $1,149,849.44
                                ===============    =============

    Revenue  and  Expenses
    ================
    Revenues
    ------------
    Sales                       $   965,878.98    $   124,400.64
    Cost  of  Sales                (297,740.15)        (8,803.38)
    Operating  income               668,138.83        115,597.26
    Other  Income                    41,122.14          1,848.65
                                --------------     --------------
    Total  Revenues             $   709,260.97    $   117,445.91


    Expenses
    ========
    Operating  Expenses
    --------------------
    Salaries  and  Wages        $   188,627.70    $    21,800.00
    Employee  Benefits               11,550.04          8,404.87
    Administrative  &
        General Expense             347,104.74         67,070.13
    Marketing  Expense              181,457.98          5,098.24
    Interest  Expense                13,096.35          3,288.74
                             ------------------   --------------
    Total
    Operating  Expenses         $   741,836.81    $   105,661.98
                             ------------------   --------------
    Income(Loss) before Taxes   $    32,575.84    $    11,783.93

    Provision  for  current  year's
      Income  Tax               $       800.00    $          -
                             -----------------    -----------------
    Net  Income  (Loss)
    for  the  year after Tax   $     33,375.84    $    11,783.93

Item  2:      Management's  Discussion  and  Analysis  or  Plan  of  Operation

1.          THE  COMPANY

NetUSA,  Inc.,  previously  named  as Technology Management and Marketing
Inc., was incorporated under the laws of the State of Colorado on December 31,
1985.   The Company was engaged principally in organizational activities until its  public  offering  of  securities  in  1987.

The Company was the exclusive licensee of Temple University for a diagnostic test for the detection of gonorrhea, known as the GONOSTAT.

During the period May 1990 to December 31, 1995 the Company was inactive.
The Company did not file any SEC reports, Federal or State income tax returns.

On February 26, 1996, the Company acquired 100% of the issued and outstanding shares of Pacific Microelectronics, Inc., a company incorporated in the State of California on July 1, 1987.

The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. The
Company  also provides a newly developed telecommunication system for offering
Internet  web  site  services  and  facilitating  the  fax function worldwide.

Results  of  Operations
-----------------------
Six Months Ended March 31, 1997 Compared to the One Month Ended March 31,1996

Revenues for the six months ended March 31, 1997, were $965,879 compared to $124,401 for the one month ended March 31, 1996. The $841,478 increase was due primarily to the short active months ended March 31, 1996. Gross margins decreased from 93% in the one month ended March 31, 1996 compared to 69% in the six months ended March 31, 1997.

Operating expenses were $741,837 for the six months ended March 31, 1997, compared to $105,662 for the one month ended March 31, 1996, an increase of $636,175 due to the short active months ended March 31, 1996. $280,035 of this increase was due to Administration & General Expenses:

Rent:  $24,210
Telephone:  $89,518
Travel:  $22,907
Insurance:  $31,729
Consulting:  $51,982
Other  Operating  Expenses:  $59,689

Due to short active months ended March 31, 1996 and increase in Internet fax business.

Salaries  and  benefits  expenses  increased $169,973 for the six months ended
March 31, 1997 compared to the one month ended March 31, 1996 due to the short active months ended March 31, 1996 and hiring of more engineers.


Six Months Ended March 31, 1997 Compared to the One Month Ended March 31, 1996

Marketing  Expenses  increased  $176,360  due to the short active months ended
March  31,  1996  and  expansion  of  business  exposure.

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


