Form 10QSB
period 1997-06-30
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S.  Securities  and  Exchange  Commission
                         Washington,  DC  20549

                              FORM  10-QSB

 (Mark  One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE  ACT  OF  1934

       For  the  fiscal  quarter  ended  June  30,  1997

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

Item  1:  Financial  Statements

                                 Net  USA,  Inc.
                  Condensed  Consolidated  Fianancial  Statements
                     June  30,  1997  and  1996  (Unaudited)

                                           1997            1996
                                           ------         ------
    Current Assets
    --------------
    Cash                               $ 463,794.82   $   580,590.60
    Accounts Receivable                  312,304.27       349,591.45
    Inventory                              3,987.32         5,051.75
    Prepaid Exp                           13,000.00         8,947.54
                                       ------------   --------------
    Total Current Assets                 793,086.41       944,181.34

    Property & Equipment                  85,309.11        79,601.20

    Long-Term Assets
    ----------------
    Def. IX Assets - LT                  811,749.00             0.00

    Other Assets
    -----------
    Note Receivable                       80,000.00             0.00
    Investment at cost                   100,000.00        50,000.00
    R&D Cost and Other                   525,071.11           528.74
                                       ------------     ------------
    Total Other Assets                   705,071.11        50,528.74

    TOTAL ASSETS                      $2,395,215.63   $ 1,074,311.28




    Current Liabilities
    ----------------------
    Accounts Payable                  $  166,346.21   $   197,657.88
    Payroll Payable                       10,873.10         2,485.75
    State Income Tax Payable              22,781.00             0.00
    Lease Obligation - Current             8,237.55             0.00
    Accrued Liabilities                    8,193.60             0.00
                                     --------------   --------------
    Total Current Liabilities         $  216,411.46   $   200,143.63

    Long-Term Liabilities
    ----------------------
    Lease Oblig. - Long-Term          $   15,489.35             0.00
    Note Payable                         224,753.54       254,424.44
    Loan from Shareholders                     0.00        70,787.58
                                       -------------   -------------
    Total Long-Term Liabilities       $  240,242.89   $   325,212.02

    Stockholders' Equity
    --------------------
    Common Stock                      $    4,455.92         3,911.92
    Add. Paid-In Capital               3,766,562.82     3,108,120.16
    Current Deficit                      990,392.22      (141,010.62)
    Retained Deficit                  (2,822,849.68)   (2,422,065.83)
                                     --------------    --------------
    Total SH Equity                    1,938,561.28   $   548,955.63

    TOTAL S/H and LIAB.               $2,395,215.63   $ 1,074,311.28


                Condensed Consolidated Statements of Operations
                  For the Nine Months Ended June 30, 1997 and
                     the Four Months Ended June 30, 1996
                                  (Unaudited)

                                    June 30, 1997      June 30, 1996
                                    -------------      -------------
    Sales                          $ 2,466,405.66     $ 462,777.44
    Cost of Sales                     (809,359.01)     (265,941.24)
    Operating Income                 1,657,046.65       196,836.20
    Other Income                        96,362.90         7,048.74
                                   ---------------    -------------
    Total Revenue                    1,753,409.55       203,884.94

    Salaries and Wages                (328,129.11)      (92,627.16)
    Employee Benefits                 (143,846.52)      (21,750.37)
    Administrative &
       General Expenses               (634,430.88)     (172,375.00)
    Depreciation & Amortization        (20,978.03)            0.00
    Marketing Expense                 (514,333.20)      (46,812.30)
    Interest Expense                   (34,673.90)      (11,330.73)
    Financial Expense                     (354.47)            0.00
                                    --------------   ---------------
    Total Operating Expenses        (1,676,746.11)     (344,895.56)

    Income (Loss) before Taxes          76,663.44      (141,010.62)

    Income Tax Benefit                 788,188.00                0

    Net Income (Loss) for the
    year after Tax                     864,851.44       (141,010.62)


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


RESULTS  OF  OPERATIONS

Nine  Months  Ended  June 30, 1997 Compared to the Four Months Ended June
30,  1996

Revenues for the nine months ended June 30, 1997, were $2,466,406 compared to $462,777 for the four months ended June 30, 1996. The $2,003,629 increase was due primarily to the short active months ended June 30, 1996. Gross margins increased from 43% in the four months ended June 30, 1996 compared to 67% in the nine months ended June 30, 1997.

Operating expenses were $1,676,746 for the nine months ended June 30, 1997, compared to $344,896 for the four months ended June 30, 1996, an increase of $1,331,850 due to the short active months ended June 30, 1996. $462,056 of this increase was due to Administration & General Expenses:

Travel:  $69,553
Consulting:  $121,667
Legal  Fee:  $19,643
Accounting  Fee:  $62,475
Other  Operating  Expense:  $188,718

Due to increase in business activities and due to short active months ended June 30, 1996. Internet Phone project was in development process, so consulting and network with other countries were necessary. Consulting fee and travel expenses increased a lot.

Salaries and benefits expenses increased $357,598 for the nine months ended June 30, 1997 compared to the four months ended June 30, 1996 due to short active months ended June 30, 1996 and due to new switch center operation in Taiwan.

RESULTS  OF  OPERATIONS  (Continued)

Nine  Months  Ended  June 30, 1997 Compared to the Four Months Ended June
30,  1996

Marketing Expenses increased $467,521 due to short active months ended June 30, 1996 and launching Internet fax products marketing expenses.


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