Form 10KSB
period 1997-09-30
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  DC  20549

                            FORM  10-KSB

(Mark  one)

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

    For  the  fiscal  year  ended  September  30,  1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT  OF  1934

             Commission  File  Number:     33-11324-LA

                             NETUSA, INC.
                             ------------
           (Name of small business issuer in its charter)

          Colorado                                  84-1035751
          --------                                  ----------
    (State  or  other  jurisdiction            (I.R.S.  Employer
    of  incorporation  or  organization)         Identification
                                                    Number)

          201 San Antonio Cir., C250, Mountain View, CA 94040
           ---------------------------------------------------
                (Address of principal executive offices)

          Issuer's  telephone  number:          (650)  948-6200
                                                ---------------

 Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

    Title  of  each  class           Name  of  each  exchange  on
    ---------------------            which  registered
                                     ----------------------------
    Common                           Over the Counter Bulletin Board (OTCBB)
    ------                           ---------------------------------------

Securities  registered  under  Section  12(g)  of  the  Exchange  Act: None
                                                                       ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ---   No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

                                   PART  I

ITEM  1:  DESCRIPTION  OF  BUSINESS

(a)  Business  Development

NetUSA, Inc. (hereinafter NetUSA, or "the company") was formed when Technology Management and Marketing, Inc. (hereinafter TMMI) acquired the Mountain View, Calif.-based Pacific Microelectronics, Inc. (hereinafter Pacific Micro) in February, 1996, wherein the shareholders of Pacific Micro relinquished control of the company in exchange for NetUSA stock. NetUSA thus is a successor of TMMI. TMMI was formed in 1985, and subsequently transferred all its assets and liabilities to GeoTrans Technology, Inc. of Delaware, in 1990, and ceased operations; at the time of TMMI's merger with Pacific Micro, TMMI had been out of operation for 6 years.

NetUSA has never been involved in any bankruptcy, receivership or similar proceedings, and to the best knowledge of the drafter of this document, neither has its predecessor TMMI.

(b)  Business  of  Issuer

NetUSA has three principal divisions: Telecommunications, Web Services, and Software.

(1)  In  General

NetUSA currently serves as its own distributor for most services and directly deal with customers. Recently, NetUSA has opened a store named the NetUSA Internet Center in Mountain View, Calif. NetUSA is currently marketing its services and software via the store, and plans to franchise the concept in the future. The software division has additional methods of distribution (see below).

Due to the nature of NetUSA's business, the company is not dependent on major customers. NetUSA pursues its intellectual property rights mostly through copyrighting and registering trademarks. NetUSA currently has 19 employees, 16 of whom are full-time employees.

(2)  Telecommunications

The Telecommunications Division of NetUSA currently markets two main services:
Internet dial-up service, and Internet fax service (hereinafter Interfax). The Internet dial-up service allows users to connect to the Internet using their personal computers and modems, to receive and send electronic mail, and
to  access  the  World  Wide  Web.    Interfax  allows  users  to
send facsimiles through the Internet at cost that is significantly lower than the phone rate the users would otherwise have needed to pay, particularly if the faxes were to be sent to international destinations.

The division plans to launch a new service within the next two months: Voice Over the Internet (hereinafter VON). VON uses similar technology to Interfax, but rather than sending fax signals, VON allows users to talk on the phone over the Internet. NetUSA currently plans to launch services between the United States, Taiwan, and Hong Kong, with future plans to expand to Japan and China. VON is currently in testing, and NetUSA expects to be able to launch VON within the current timetable.

As is common knowledge, Internet dial-up service is a highly-competitive area of business. NetUSA plans to compete by offering friendly service with easy-to-reach customer service, but does not foresee the dial-up service to be a substantial source of revenue. Rather, the telecommunications division will derive most of its revenue from Interfax and VON. NetUSA is not aware of any currently significant competitors for Interfax or VON.

There are no current or expected governmental regulations that should significantly affect most of NetUSA's telecommunications services. However, the Taiwanese parliament (the Legislative Yuan) is currently drafting laws that would officially legitimize VON. Current Taiwanese statutes are silent on whether if VON is legal, although NetUSA's consultants believe that VON does not violate Taiwanese law.

(3)  Web  Services

The web services division of NetUSA has two main services: Software Center and web design/hosting. Software Center is a World Wide Web database maintained by NetUSA of major commercial software and hardware products. Users access the database freely and may search for the products that they require. They can then order the products through NetUSA, which requires a surcharge on the
orders.    Web  design/hosting  includes  customized  services  ranging  from designing World Wide Web documents for clients to hosting the clients' documents on NetUSA's computers to allow World Wide Web users to access the
clients'  documents.    NetUSA  charges  the  client  based  on  its  need.

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

(4)  Software

NetUSA's software division, using the trade name Pacific Micro, currently offers a number of utility software programs. NetUSA's flagship software product, Mac-In-DOS, allows users to exchange files between Apple Computers, Inc.'s MacOS file system and Microsoft's Windows 95 and NT ("Windows") file systems. Other major NetUSA software products include Common-Link, which allows users to exchange files between MacOS, Windows, and UNIX file systems, and SuperCut, which allows users to capture screen displays for publication purposes.

NetUSA plans to launch a new software product, tentatively named DiskAnalyst, that would allow users to edit portions of their disks and have greater controls in managing the file structure without having to leave Windows. NetUSA tentatively plans to release DiskAnalyst in February 1998.

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

ITEM  4:    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the fourth quarter of the fiscal year, there was no matter submitted to a vote by the security holders.

PART  II

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

ITEM  7:    FINANCIAL  STATEMENTS

The audited financial statements of Registrant, for the twelve months ended September 30, 1997, prepared by Samuel H. Wong & Co. LLP, Independent
Certified  Public  Accountants  immediately  follow:

                    INDENPENDENT  AUDITOR'S  REPORT
                     ==============================
To  the  Board  of  Directors  and  Stockholders  of  NetUSA,  Inc.:

We have audited the accompanying balance sheet of NetUSA, Inc. as of September 30, 1997 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as welll as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetUSA, Inc. as of September 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Samuel  H.  Wong  &  Co.  LLP
Certified  Public  Accountants
Dated: November  12,  1997
at San  Francisco,  California


                          Net  USA,  Inc.
           Condensed  Consolidated  Financial  Statements
        For  the  Twelve  Months Ended September 30,1997 and
          the  Seven  Months  Ended  September  30,  1996

                           Balance  Sheet
                              =========

    ASSETS
    ======
    Current Assets                          1997           1996
    ------------                          --------      ---------

    Cash                                 246,062.54     772,088.71
    Accounts Receivable                  372,554.86     424,123.50
    Inventory                              4,051.74       7,073.00
    Prepaid Exp                           18,840.84      17,040.00
    Deferred Income Tax Asset             14,679.00           0.00
                                        -----------   ------------
    Total Current Assets                 656,188.98   1,220,325.21

    Property & Equipment (Notes 2 & 3)
    ---------------------------------
    At Cost                              273,214.71     228,461.07
    Less: Accum Depr.                   (185,941.70)   (157,850.00)
                                        ------------   ------------
    Net Property & Equip.                 87,273.01      70,611.07

    Long-Term Assets
    ----------------
    Def. Income Taxes - LT (Note 4)      918,173.00           0.00

    Other Assets
    ------------
    Note Receivable (Note 5)              80,000.00           0.00
    Investment at cost (Note 6)          100,000.00      50,000.00
    R&D Cost and Other (Note 7)          661,680.22      15,965.97
                                        -----------     ----------
    Total Other Assets                   841,680.22      65,965.97
                                        -----------     ----------
    TOTAL ASSETS                      $2,503,315.21  $1,356,902.25
                                      =============  =============

The  accompanying  notes  are  an  integral  part of these fmancial statements
                          See  Accountants'  Report

                                  Balance  Sheet
                                    ==========
    LIABILITIES
    ==========
    Current  Liabilities                   9/30/97          9/30/96
    --------------------                   ------           -------
    Accounts  Payable                 $ 338,196.39      $  51,169.87
    Payroll  Payable                     10,510.38          7,826.25
    State  Income  Tax  Payable               0.00              0.00
    Lease Obligation-Current (Note  8)    7,556.19         25,080.00
    Accrued  Liabilities                  8,193.60              0.00
                                    --------------      ------------
                                        364,456.56         84,076.12

    Long  Term  Liabilities
    -----------------------
    Lease  Oblig.  -  LT  (Note  8)      13,969.42              0.00
    Note  Payable  (Note  10)           219,708.13        191,893.52
    Loan  from  Shareholders                  0.00          1,947.66
                                  ----------------      ------------
                                        233,677.55        193,841.18

    STOCKHOLDERS'  EQUITY
    =====================
    Common  Stock  (Note  11)       $     4,455.92          4,227.92
    Add.Paid-In Capital(Note  11)     3,766,562.82      3,897,606.71
    Divided  Paid                             0.00              0.00
    Current  Deficit                    957,012.04       (400,783.85)
    Retained  Deficit                (2,822,849.68)    (2,422,065.83)
    Total  SH  Equity                 1,905,181.10      1,078,984.95
                                  ----------------    ----------------
    TOTAL  S/H  and  LIAB.           $2,503,315.21     $1,356,902.25
                                       ==========       ============

The  accompanying  notes  are  an  integral  part of these fmancial statements
                          See  Accountants'  Report


                              Statement  of  Income
                   for  the  year  ended  September  30,  1997

    Revenue                                1997                 1996
    ----------                             ----                 ----
    Sales                            $ 2,104,432.00       $1,000,964.18
    Cost  of  Sales                     (911,079.00)        (374,653.96)
    Operating  Income                  1,193,353.00          626,310.22
    Other  Income                         58,412.00           26,009.96
                                      -------------        ------------
    Total  Revenue                     1,251,765.00          652,320.18

    Operating  Expenses
    --------------------
    Salaries  and  Wages                (216,519.00)        (205,600.67)
    Employee  Benefits                  ( 95,139.00)         (59,076.18)
                                      -------------        -------------
                                        (311,658.00)        (264,676.85)
    Administrative  &
    General  Expenses                   (460,266.00)        (328,531.85)
    Depreciation  &  Amortization        (21,233.00)               0.00
    Marketing  Expense                  (349,303.00)        (113,574.39)
    Interest  Expense                    (31,422.00)         (18,766.85)
    Financial  Expense                      (553.00)            (354.47)
                                       ------------        -------------
    Total  Operating  Expenses        (1,174,425.00)        (725,904.41)
    Income  (Loss)  before  Taxes        (77,340.00)         (73,584.23)
    Income  Tax  Benefit                 932,052.00                0.00
    Provision  for  Current  Year's
     Income  Tax  (Note  4)                 (800.00)               0.00
    Income  Tax  Benefit  (Note  4)      932,852.00                0.00
                                        -----------        ------------
    Net  Income  (Loss)  for
    the  year after  Tax              $1,009,392.00     $    (73,584.23)

    Weighted  Average  Number  of
    Shares  Outstanding                   4,455,918           4,269,509

    Earnings  per  common  share      $        .23          $     (.02)


The  accompanying  notes  are  an  integral  part of these fmancial statements
See  Accountants'  Report


                                 NetUSA,  Inc.
                     Statement  of  Stockholders'  Equity
                For  the  year  ended  September  30,  1997

                         Common Stock     Addl.   Retained
                         # of             Paid     Deficit    Total
                        Shares  Amount     In
                        --------------   -----    -------     -----
    Balances at
    October 1, 1996   4,269,509 $4,269 $3,782,066($2,875,230) $911,105

    Reverse 10 for 1
    Stock Split on
    October 1, 1996  (3,841,891)(3,842)     3,842        -        -
                     ---------- ------  --------- ----------- --------
    Balances after
    Stock Split         427,618    427  3,785,908 (2,875,230)  911,105

    Common Stock
    Issuance as
    Compensation      3,653,400  3,654     -          -          3,654

    Sale of Common
    Stock               645,200    645    106,000     -        106,645

    Cancellation of
    Common Stock       (270,400)  (270)  (125,345)    -       (125,615)

    Net Income
    After Tax              -       -       -       1,009,392 1,009,392
                     ---------- ------- ---------  --------- ---------
    Balances at
    9/30/97          4,455,918 $4,456 $3,766,563 ($1,865,838) $1,905,181
                     ========  ====== =========   ==========  ==========

The  accompanying  notes  are  an  integral  part  of  these  fmancial  statements
                              See  Accountants'  Report


                               NetUSA,  Inc.
                         Statement  of  Cash  Flows
                 for  the  year  ended  September  30,  1997
            Increase  (Decrease)  in  Cash  and  Cash  Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
      Cash received from customers                          $ 2,098,260
      Cash paid to suppliers and employees                   (1,786,106)
      Miscellaneous Income received                              33,044
      Interest received from banks                               25,368
      Interest Paid                                             (313422)
      Income Tax Paid                                              (800)
                                                            ------------
      Net cash provided by operating activities             $   338,344

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of Property and Equipment                      (37,885)
      Issuance of Note Receivable                              (80,000)
      Increase of Investment                                   (50,000)
      Research and Development Cost                           (582,922)
      Security Deposits                                         (6,400)
      Advances Paid                                            (51,406)
      Organization Cost                                         (1,937)
                                                             -----------
      Net cash (used in) investing activities               $ (810,550)

    CASH FLOWS FROM FINANCING ACTWITIES:
      Repayment of Note Payable                             $  (31,900)
    Repayment of Equipment Leases                               (3,555)
      Net Return of Common Stock/Additional Paid-in Capital    (15,316)

      Net cash (used in) financing activities                  (50,771)
                                                           ------------
      Net Increase in Cash and Cash Equivalents at
      end of year                                          $  (522,977)
      Cash and Cash Equivalents at beginning of year       $   769,039
                                                           ------------
      Cash and Cash Equivalents at end of year             $   246,062
                                                           ------------

The accompanying notes are an integral part of these financial statements
                          See  Accountants'  Report


                                NetUSA,  Inc.
     Reconciliation  Statement  of Net Income to Net Cash (Used In)/Provided
                                     by
    Operating  Activities  for  the  year  ended  September  30,  1997

    Net Income for the year                           $1,009,392

    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:

    Depreciation and Amortization                         21,223
      Bad Debts and Recoveries                           (50,424)
      Decrease/(Increase)  in Accounts Receivables       ( 6,172)
      Decrease/(Increase) in Inventory                     3,021
      Decrease/(Increase) in Prepaid Expenses             (1,801)
      Decrease/(Increase) in Deferred Income Tax        (932,852)
      Increasel(Decrease) in Accounts Payable            285,079
      Increase/(Decrease) in Payroll Tax Payable           2,684
      Increase/(Decrease) in Accrued Liabilities           8,194
                                                       ---------
    Net Cash provided by Operating Activities         $  338,344

The accompanying  notes  are  an integral part of these financial statements.
                       See  Accountants'  Report

                                     NetUSA, Inc.
                             Notes to Financial Statements
                         for the year ended September 30, 1997

1.  The  Company
    ------------

NetUSA, Inc., previously named as Teclmology Management and Marketing Inc., was incorporated under the laws of the State of Colorado on December 31, 1985. The Company was engaged principally in organizational activities until its public offering of securities in 1987.

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

2. Summary  of  Significant  Accounting  Polices
   ----------  --------------------------------

The Company maintains its general ledger and journals with
the accrual method of accounting both for financial reporting and income tax reporting purposes. Accordingly, the accompanying financial statements have been prepared on the accrual basis of accounting. A summary of significant accounting policies is outlined below:-

(A)          Property  and  Equipment

Property and Equipment are stated at cost. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Property and Equipment are depreciated over their estimated useful lives of 5 years by the straight line method.

(B)          Inventory

Inventory  is  stated  at  the  lower  of  cost  or  market  value.

(C)          Investment

The Company's non-controlled investments in other entities are carried at cost.

(D)          Income  Taxes

The Company uses the accrual method of accounting to determine and report its taxable income and uses the flow through method to account for tax credits which are reflected as a reduction of income taxes for the year in which they are available.

Income tax liabilities computed according to the Federal, California, and Colorado tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or seffled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal and state income taxes.

(E)          Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Property  and  Equipment
-------------  ---------

Property  and  Equipment  as  of  September  30,  1997  was  as  follows:

                                           Accumulated         Net
     9/30/96              At Cost          Depreciation       Value
    ---------            ---------         ------------      -------
Building  Improvement    $   2,928         $       -       $    2,928
Furniture and Fixtures       7,201              (3,541)         3,660
Computers  and Equipment   263,086            (182,401)        80,685
                         ---------         -----------    -----------
                         $ 273,215        ($   185,942)    $   87,273

4.  Deferred  Income  Taxes
    -----------------------

Deferred Income Taxes as of September 30, 1997 were comprised of the following components:

Components                  Federal          California        Total
----------                 ---------        ------------       ------
Temporary  Differences
in  Depreciation  and
Amortization               $ (9,134)         $ (2,498)       $ (11,632)

Net  Operating  Losses
Carryforward                941,057             3,427          944,484
                           --------          ----------     -----------
Total Deferred Tax Assets  $931,923          $    929        $ 932,852

Less:  Current  Portion     (13,750)             (929)         (14,679)
                          ----------         ----------      ----------
Long  Term  Portion        $918,173          $     -          $918,173


5.  Note  Receivable
    ----------------

NetUSA, Inc. granted two loans to Terrie Lloyd on February 28, 1996 and October 28,1996 in the amount of $30,000 and $50,000 respectively. The note was payable on demand and non-interest bearing.

6.  Investments
    -----------
The investment represents cash paid to Net Japan, a Japan enterprise, in exchange for one-sixth ownership interest, and for a minimal ownership interest in Linc Media, Inc., a Japan enterprise. The investees have not provided financial information to the Company so as to enable management to determine the proper carrying values.

7.  Other Assets
    ------------

Other Assets as of September 30, 1997 were as follows:

Research and Development Costs                 $582,922
Security Deposits                                 6,400
Other Receivable                                 10,046
Organizational Cost                               1,937
Advances Paid                                    60,375
                                               --------
                                               $661,680

8.  Lease Obligations
    -----------------
(A) Capital Lease Obligations as of September 30, 1997 were as follows:

    Lessor                             Amount       Leased Property
    ------                             ------       ---------------
Graybar Financial Services            $ 5,726       1996 Phone system
                                                    and accessories

Xerox Corporation                     $15,800       Copier Machine #DC20
                                      -------
                                      $21,526
Less:  Current Maturities              (7,557)
                                      -------
                                      $13,969
                                      =======

The lease of a 1996 Phone System from Graybar Financial Services is for a term of 36 months from January 18, 1996 through December 18, 1998, at a monthly lease payment of $380.87. No security deposit is required. The minimum lease payment for the next 15 months is $5,713.

The lease of a copier from the Xerox Corporation (Lease #070936403) is for a term of 48 months from July 28, 1997 through June 28, 2001 at a monthly lease payment of $465.89. No security deposit is required. The minimum lease payments for the next 45 months is $20,965.

Future  minimum  lease  payments  for  the  next  three  years  will  be:

         Year ended September 30         Lease Payment
         -----------------------         --------------
            1998                           $  10,162
            1999                               6,733
            2000                               5,590
            2001                               4,193
                                           -----------
                                           $  26,678

9.  Lease  Commitments
    ------------------
(A) The Company entered into a lease on May 3, 1994 for an office space at 201 San Antonio Circle, Suite 250 and 145, City of Mountain View, County of Santa Clara, CA 94040 for a term of 36 months commencing on June 1, 1994 and expiring on May 31, 1997. The Company exercised the option to renew the existing lease on July 23, 1997 with 12 months extension of the lease which will expire on July 31, 1998 and the following two years lease is under option agreement.

Rent for the term of the lease from August 1, 1997 to January 31, 1998 is $2,958.80 per month. Rent for the period from February 1, 1998 to July 31, 1998 will increase to $3,414.00 per month.

Under the option agreement, rent for the year from August 1, 1998 to July 31, 1999 will increase to $3,869.20. Rent for the remaining year of the option from August 1, 1999 to July 31, 2000 will increase to 4,096.80. No security deposit is required to be placed with the lessor.

There was an amount of $8,194 for back rent due to Jack Dymond Associates. This matter is under negotiation process.

(B) The Company entered into a lease on March 14, 1997 for a commercial store at 285 Castro Street, Mountain View, CA 94040 for a term of 12 months commencing on April 1, 1997 to March 31, 1998 with four year renewal option.

Rent for the term of the lease is $3,000.00 per month through out the whole year. A security deposit of $6,000.00 has been placed with the lessor for due performance of the obligation.

Future  minimum  rent  payments  for  the  next  year  will  be:

          Year ended September 30            Rent Payment
          -----------------------          -----------------
                  1998                         $47,319

10.  NotePayable
     -----------

On July 14, 1995, the Company was granted a loan by Associates Commercial Corporation of Delaware in the form of a variable interest rate bearing note in the sum of $250,000. The interest shall increase or decrease to two and three quarter percent (2.75%) above the prime rate in effect on the first business day of the month as published in the Money Rates Section of The Wall Street Journal. The loan will be fully paid off by 110 monthly installments , including principal and interest, until September 26, 2004.

11.   Common  Stock
      -------------

The Company is authorized by its Articles of Incorporation to issue a total of 50,000,000 shares of common stock at $0.001 par value, of which 4,455,918 shares were issued and outstanding on September 30, 1997.

On October 1, 1996, the Company consolidated its shares on the basis of a reverse 10 for 1 stock split. The issued and outstanding shares of 4,269,509, then became 427,618 issued and outstanding shares. The par value remained as $0.001 per share.

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

                                       PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  Directors/Executive  Officers

DR.  WUN  C.  CHIOU,  Chief  Executive  Officer/Sole  Director:

Dr. Chiou has been CEO and Director ever since the TMMI/Pacific Micro merger in February, 1996. From the time 5 years before this form's filing up to February, 1996, he had been the CEO and sole Director of Pacific Micro and held all actual and nominal responsibilities associated with those offices. He does not hold a director position in any other reporting company.

(b)  Significant  Employees

MR.  LOUIS  DUPUIS,  Director  of  Marketing:

Mr.  DuPuis  has  served  as the chief of NetUSA's marketing since March,
1997.    For  the  five  years  before  this  report, he has served in similar capacities  in  several  software  firms.

MR.  LEO  XIA,  Chief  Engineer:

Mr. Xia has served as the chief engineer for NetUSA since February, 1996. Prior to that, he had been working as an electrical engineer. He is the key architect behind NetUSA's utility software projects.

MR.  NELSON  LU,  Special  Assistant  to  CEO:

Mr. Lu has been serving as the special assistant to CEO since August, 1997, and is expected to serve as the company's counsel when he is admitted to
the  California  Bar.    For  the  five  years before this report, he had been
studying  computer  science  and  law.

(c)  Family  Relationships

There are no family relationships among the directors, officers, and employees disclosed above.

(d)  Involvement  in  Certain  Legal  Proceedings

To the best knowledge of the drafter of this document, there are no outstanding legal proceedings that are required to be disclosed under this item against any person listed above.

ITEM  10:   EXECUTIVE COMPENSATION

                              SUMMARY COMPENSATION TABLE
                              ==========================
---------------------------------------------------------------------------
              Annual                 Long-Term                  All Other
           Compensation             Compensation              Compensation
                                 Awards        Payouts
 ---------------------------------------------------------------------------
      (a)  (b)     (c)         (d)  (e)  (f)  (g)  (h)              (i)

(1)   CEO  '97     96           0    0    0    0    0                0
           '96     56           0    0    0    0    0                0
----------------------------------------------------------------------------

All  figures  are  in  thousands  of  US$.

Key:
    (1)  Dr.  Wun  Chiou, President and CEO
    (a)  Position  held  in  company
    (b) Fiscal year; '97 is October, 1996, through September, 1997; '96 is October, 1995 through September, 1996.
    (c)  Annual Salary
    (d)  Bonus
    (e)  Other  annual  compensation
    (f)  Restricted  stock  awards
    (g)  Securities  underlying  options/SARs
    (h)  LTIP  payouts
    (i)  All  other  compensation

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND
           MANAGEMENT

(a)  Security  Ownership  of  Certain  Beneficial  Owners

    --------------------------------------------------------------------------
    Title of         Name/Address of      Amount/Nature        Percent of
    Class            Beneficial Owner     of Beneficial          Class
                                           Ownership
    --------------------------------------------------------------------------
    Common           Dr. Wun C. Chiou       3,000,000             69%
                                          (Directly owned)

(b)  Security  Ownership  of  Management

See  above,  subitem  (a).

(c)  Changes  in  Control

There is no arrangement currently outstanding which may result in a change of control.

ITEM  12:    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There  was  no  relevant  transaction  during  the  relevant  period.

ITEM  13:          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

There  are  no  exhibits  to  be  attached  to  this  form.

(b)  Reports  on  Form  8-K

No  Form  8-K  was  filed  during  this  fiscal  year.


                                  SIGNATURES
                                ================

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May  4,  1998         NetUSA, Inc.

                            By:  /s/    Wun  C.  Chiou,  Sr.,  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  May  4,  1998         By: /s/ Wun C. Chiou, Sr., President,
                             Chief  Financial  Officer  and  Director