Form 10QSB
period 1997-12-31
NETUSA INC/CO/
filed 1998-05-06
CIK 809594

U.S.  Securities  and  Exchange  Commission
                      Washington,  DC  20549

                              FORM  10-QSB
(Mark  one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE  ACT  OF  1934

        For  the  fiscal  quarter  ended  December  31,  1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission  File  Number:  33-11324-LA

 NetUSA, Inc., Formerly Known As Technology Management and Marketing, Inc.
 -------------------------------------------------------------------------
            (Name of small business issuer in its charter)

              Colorado                              84-1035751
              --------                              ----------
    (State  or  other  jurisdiction                (I.R.S.  Employer
    of  incorporation  or  organization)          Identification  Number)

        201  San  Antonio  Cir.,  C250,  Mountain  View,  CA  94040
        -----------------------------------------------------------
             (Address  of  principal  executive  offices)

          Issuer's  telephone  number:          (650)  948-6200
                                                ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                              No          __X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.          __X

PART  I  -  FINANCIAL  INFORMATION

Item  1:  Financial  Statements

                             NetUSA,  Inc.
              Condensed  Consolidated  Financial  Statements
        For  the  three  months  ended  December  31,  1997  and  1996
                             (Unaudited)



                                        1997           1996
                                -------------  -------------
    Current Assets
    --------------------------
    Cash . . . . . . . . . . .     48.616.68     434,411.05
    A/R. . . . . . . . . . . .    415,985.51     350,177.56
    Inventory. . . . . . . . .      4,051.74       7,073.00
    Prepaid Expenses . . . . .     17,851.96      17,040.00
    Deferred Income Tax Asset.     14,679.00              -
        ______________ . . . .  ____________
    Total Current Assets . . .    501,184.89     808,701.61

    Property & Equipment
    --------------------------
    At Cost. . . . . . . . . .    276,789.92     233,627.91
    Less: Accumulated Depre. .   (191,827.20)   (157,850.00)
                                 -----------     ----------
    Net Property & Equipment .     84,962.72      75,777.91

    Long-Term Assets
    --------------------------
    Def. IX Assets - LT. . . .    918,173.00              -

    Other Assets
    --------------------------
    Notes Receivable . . . . .     80,000.00      50,000.00
    Investment at Cost . . . .    100,000.00     150,000.00
    R&D Cost and Other . . . .    779,337.96      10,046.44
                                  ----------     ----------
    Total Other Assets . . . .    959,337.96     210,046.44

    TOTAL ASSETS . . . . . . .  2,463.658.57   1,094.525.96
    --------------------------  =============  =============

    Current Liabilities
    --------------------------
    Accounts Payable . . . . .    373,418.88      37,959.36
    Payroll Payable. . . . . .        513.02       8,209.81
    Lease Obligation - Current      7,556.19              -
    Accrued Liabilities. . . .      8,193.60              -
                                 -----------     ----------
    Total Current
    Liabilities. . . . . . . .    389,681.69      46,169.17

    Long-Term Liabilities
    --------------------------
    Lease Obligation - LT. . .     13,969.42              -
    Note Payable . . . . . . .    214,567.41     234,633.21
                                  ----------     ----------
    Total Long-Term
    Liabilities. . . . . . . .    228,536.83     234,633.21

    Stockholders'  Equity
     ---------------------
    Common  Stock                    4,467.92    706,778.00
    Add.  Paid-In  Capital       3,796,550.82  3,092,057.24
    Current  Deficit               (89,741.05)  (162,261.98)
    Retained  Deficit           (1,865,837.64)(2,822,849.68)
                                ______________ ____________
    Total  Stockholders'
    Equity                       1,845,440.05    813,723.58

    TOTAL  S/H  EQUITY  AND
    -----------------------
    LIABILITIES                 $2,463,658.57 $1,094,525.96
    -----------                  ============  ============

    REVENUE AND EXPENSES
    ====================

    Sales                         262,087.38     435,235.74

    Cost  of  Sales              (117,281.06)   (156,689.07)
                               ______________   ____________
    Operating  Income             144,806.32     278,546.67

    Other  Income                   3,665.38      25,554.34
                               ______________    ____________
    Total  Revenue                148,471.70     304,101.01

    Salaries  and  Wages          (53,022.33)    (97,880.00)

    Employee  Benefits            (21,529.78)     (9,286.12)
                               ______________     ____________
    Total  Salary  and
     Benefits                     (74,552.11)   (107,166.12)

    Administrative
    &  General  Expenses         (136,780.55)   (180,091.04)

    Depreciation  &
    Amortization                   (6,005.49)         -

    Marketing  Expense            (14,644.32)  (167,332.26)

    Interest  Expense              (6,229.28)    (6,773.57)

    Financial  Expense                    -            -
                                ______________  ____________
    Total  Operating
    Expenses                     (238,212.75)  (461,362.99)

    Income  (Loss)  before
     Taxes                        (89,741.05)  (157,261.98)

    Provision  for  Current
    Year's  Income  Tax                    -           -
                               ______________  ____________
    Net  Income  (Loss)
    for the Year after Tax       $(89,741.05) $(157,261.98)
                                 ===========  ============

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

2.  RESULTS  OF  OPERATIONS

Three  Months  Ended  December  31,  1997  Compared  to the Three Months Ended
December  31,  1996

Revenues for the three months ended December 31, 1997, were $262,087 compared to $435,236 for the same period ended December 31, 1996. The $173,149 decrease was due primarily to Internet fax traffic decrease and due to higher cost of sales. Gross margins slightly decreased from 64% in the three months ended December 31, 1996 compared to 55% in the same period ended December 31, 1997.

Operating expenses were $238,213 for the three months ended December 31, 1997, compared to $461,363 for the same period ended December 31, 1996, an decrease of $223,150 because of overall reduction of business volume.

Marketing Expenses decreased $152,688 due to termination and reduction of advertising that is not cost effective.

PART  II:          OTHER  INFORMATION

Item  1:          Legal  Proceedings

NetUSA, Inc. and its relevant affiliates were not involved in any reportable legal proceedings during this quarter.

Item  2:          Changes  in  Securities

There were no changes in the relevant security instruments during this quarter.

Item  3:          Defaults  Upon  Senior  Securities

There  were  no  defaults  upon  senior  securities  during this quarter.

Item  4:          Submission  of  Matters  to  a  Vote  of  Security  Holders

There was no matter submitted to a vote of security holders during this quarter.

Item  5:          Other  Information

There  is  no relevant other information to be reported for this quarter.

Item  6:          Exhibits  and  Reports  on  Form  8-K

There are no exhibits to be attached for this form, and no Form 8-K was filed during this quarter.

Dated:    May  5,  1998          NETUSA,  INC.
                                 By:  /s/  Dr.  Wun  C.  Chiou,
                                 President  and  Chairman  of  the  Board

