Form 10QSB
period 1998-03-31
NETUSA INC/CO/
filed 1998-05-13
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal quarter ended March 31, 1998

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




Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.)

Balance Sheet

				1998				1997
Current Assets
Cash			18,226		696,144
A/R			309,765		442,678
Inventory		4,052		7,073
Prepaid Expenses		17,158		17,040
Deferred Income Tax Asset		14,679		-
		______________	_____________
Total Current Assets		363,880		1,164,937

Property & Equipment
At Cost		276,790		241,936
Less: Accumulated Depre.		(197,714)		(157,850)
		______________	______________
Net Property & Equipment		79,076		84,086

Long-Term Assets
Def. IX Assets - LT		918,173		-

Other Assets
Notes Receivable		80,000		130,675
Investment at Cost		100,000		200,000
R&D Cost and Other		786,756		10,046
		______________	______________
Total Other Assets		966,756		340,721

TOTAL ASSETS		2,327,885		1,589,745

Current Liabilities
Accounts Payable		208,292		(14,697)
Payroll Payable		11,147		4,656
Lease Obligation - Current		5,526		-
Accrued Liabilities		11,791		-
		______________	______________
Total Current Liabilities		236,756		(10,041)

Long-Term Liabilities
Lease Obligation - LT		13,969		-
Note Payable		209,099		229,676
		______________	______________
Total Long-Term Liabilities	223,068		234,633.21

Stockholders' Equity
Common Stock		4,468		4,231,335
Add. Paid-In Capital		3,773,020		-
Treasury Stock		(9)		-
Add. Paid-In Cap. (Trea. Stock)	14,712		-
Current Deficit		-		(38,376)
Retained Deficit		(1,924,130)		(2,822,850)
		______________	______________
Total Stockholders' Equity		1,868,061		1,370,110

TOTAL S/H AND LIABILITIES		2,327,885		1,589,745

			0.00		0.00

Statements of Operations for the Six Months Ended Mar. 31, 1998 and 1997

		Six Months Ended	Six Months Ended
		Mar. 31, 1998		Mar. 31, 1997

Sales			469,714		965,879

Cost of Sales		(155,792)		(297,740)
		______________	______________
Operating Income		313,922		688,139


Other Income		4,610		41,122
		______________	______________
Total Revenue		318,532		709,261


Salaries and Wages		(76,122)		(188,628)

Employee Benefits		(37,726)		(11,550)
		______________	______________
Total Salary and Benefits		(113,848)		(200,178)


Administrative
& General Expenses		(202,063)		(347,105)

Depreciation & Amortization	(12,014)		-

Marketing Expense		(36,223)		(181,458)

Interest Expense		(12,676)		(13,096)

Financial Expense		-		-
		______________	______________
Total Operating Expenses		(376,824)		(741,837)
		______________	______________
Income (Loss) before Taxes		(58,292)		(32,576)


Provision for Current
Year's Income Tax		-		(800)
		______________	______________
Net Income (Loss) for the
Year after Tax		(58,292)		(33,376)

Weighted Average of Shares
Outstanding		4,458,468		4,458,468

Loss Per Common Share		(0.01)		(0.01)

Item 2:	Management's Discussion and Analysis or Plan of Operation

(1) The Company

	NetUSA, Inc., previously named Technology Management and Marketing, Inc., was incorporated under the laws of the State of Colorado on Dec. 31, 1985. The Company was engaged principally in organizational activities until its public offering of securities in 1987. The Company was the exclusive licensee of Temple University for a diagnostic test for the detection of gonorrhea, known as the GONOSTAT.

	During the period May 1990 to December 31, 1995 the Company was inactive. The Company did not file any SEC reports, Federal or State income tax returns.

	On February 26, 1996, the Company acquired 100% of the issued and outstanding shares of Pacific Microelectronics, Inc., a company incorporated in the State of California on July 1, 1987.

	The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. The Company also provides a newly developed telecommunications system for offering Internet web site services and facilitating fax and telephone service worldwide.

(2)  Results of Operations

	Revenues for the six months ended March 31, 1998, were $318,532, compared to $709,261 for the same period ended March 31, 1997. The $390,729 decrease was due primarily to Internet fax traffic decrease and due to higher cost of telephone service. NetUSA has since then changed its long distance telephone carrier and expect to see the traffic increase and the cost decrease.

	Operating expenses were $376,824 for the three months ended March 31, 1998, compared to $741,837 for the same period ended March 31, 1996, a decrease of $365,013 because of overall reduction of business volume.

	Marketing expenses decreased $145,235 due to termination and reduction of advertising that is not cost effective.

	During this period, substantial expenditures were made to test and improve the company's experimental Internet phone service between the United States, Japan, Hong Kong, and Taiwan. The company is continuing the testing, and this will require additional expenditures in the coming two quarters. The company believes that the service will become commercially launchable within the year.

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

							NetUSA, Inc.

Dated:	May 12, 1998			/s/ Wun C. Chiou, President
							and Chairman of the Board