Form 10QSB
period 1998-06-30
NETUSA INC/CO/
filed 1998-08-14
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal quarter ended June 30, 1998

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




Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.)

Balance Sheet

				1998				1997
Current Assets
Cash			(24,309)		463,795
A/R			299,728		312,304
Inventory		35,529		3,987
Prepaid Expenses		16,465		13,000
Deferred Income Tax Asset		14,679		-
		______________	_____________
Total Current Assets		342,091		793,086

Property & Equipment
At Cost		304,290		265,343
Less: Accumulated Depre.		(204,682)		(180,035)
		______________	______________
Net Property & Equipment		99,428		85,309

Long-Term Assets
Def. IX Assets - LT		918,173		811,749

Other Assets
Notes Receivable		80,000		80,000
Investment at Cost		100,000		100,000
R&D Cost and Other		805,495		525,071
Goodwill		190,000		-
		______________	______________
Total Other Assets		1,175,495		705,071

TOTAL ASSETS		2,535,187		2,395,216

Current Liabilities
Accounts Payable		227,759		199,980
Payroll Payable		1,806		10,873
State Income Tax Payable		-		22,761
Lease Obligation - Current		5,526		8,238
Accrued Liabilities		11,736		8,194
		______________	______________
Total Current Liabilities		316,828		216,411

Long-Term Liabilities
Lease Obligation - LT		13,969		15,489
Note Payable		241,604		224,754
		______________	______________
Total Long-Term Liabilities	255,573		240,243

Stockholders' Equity
Common Stock		4,686		4,456
Add. Paid-In Capital		3,972,718		3,766,563
Treasury Stock		(10)		-
Add. Paid-In Cap. (Trea. Stock)	16,234		-
Current Deficit		(165,004)		990,392
Retained Deficit		(1,856,637)		(2,822,850)
		______________	______________
Total Stockholders' Equity		1,962,786		1,938,561

TOTAL S/H AND LIABILITIES		2,535,187		2,395,216

			0.00		0.00

Statements of Operations for the Nine Months Ended Jun. 30, 1998 and 1997

		Nine Months Ended	Nine Months Ended
		Jun. 30, 1998		Jun. 30, 1997

Sales			1,149,133		2,466,406

Cost of Sales		(715,457)		(809,359)
		______________	______________
Operating Income		433,677		1,657,047


Other Income		5,368		96,363
		______________	______________
Total Revenue		439,315		1,753,410


Salaries and Wages		(120,410)		(328,129)

Employee Benefits		(63,987)		(143,847)
		______________	______________
Total Salary and Benefits		(184,397)		(340,636)


Administrative
& General Expenses		(309,766)		(634,431)

Depreciation & Amortization	(31,511)		(20,978)

Marketing Expense		(60,094)		(514,333)

Interest Expense		(18,551)		(34,674)

Financial Expense		-		(354)
		______________	______________
Total Operating Expenses		(604,319)		(1,676,746)
		______________	______________
Income (Loss) before Taxes		(165,004)		76,663


Provision for Current
Year's Income Tax		-		788,188
		______________	______________
Net Income (Loss) for the
Year after Tax		(165,004)		864,851

Weighted Average of Shares
Outstanding		4,458,468		4,458,468

Profit (Loss) Per Share		(0.04)		0.19

Item 2:	Management's Discussion and Analysis or Plan of Operation

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

	The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. The Company also provides a newly developed telecommunications system for offering Internet web site services and facilitating fax and telephone service worldwide. Over the past quarter, the Company has been working to expand its web services, in the form of its Software Center website, which retails software products from many software companies.

The Company plans to launch a personal computer (PC) integration service, to be named PC Service Center, in the near future as well. Pursuant to this plan, the Company acquired Recomex, Inc. (hereinafter Recomex), of San Diego, California, on April 1.

	Recomex is a company that distributes various kinds of computer peripherals, including monitors. The Company believes that Recomex's product line will fit in well with the planned PC integration service. The Company believes that since Recomex can supply the Company internally with much of the goods necessary for PC Service Center, that the cost necessary to launch PC Service Center will be highly reduced, leading to increased profitability.

(2)  Results of Operations

	Revenues for the nine months ended June 30, 1998, were $439,315, compared to $1,753,410 for the same period ended June 30, 1997. The $1,314,095 decrease was due primarily to Internet fax traffic decrease and due to higher cost of telephone service. NetUSA has since then changed its long distance telephone carrier and expect to see the traffic increase and the cost decrease.

	Operating expenses were $604,319 for the nine months ended June 30, 1998, compared to $1,676,746 for the same period ended June 30, 1997, a decrease of $1,072,427. This is partly due to cost-saving measures by the Company and partly due to the reduced cost due to reduced sales.

	Marketing expenses decreased $454,239 due to termination and reduction of advertising that is not cost effective.

	During this period, substantial expenditures were made to test and improve the Company's experimental Internet phone service between the United States, Japan, Hong Kong, and Taiwan. The company is continuing the testing, and this will require additional expenditures in the coming two quarters. The Company believes that the service will become commercially feasible within the year. There are also expenditures made to enhance the Company's Software Center website, and to integrate
Recomex into the Company's operations.

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