Form 10KSB
period 1998-09-30
NETUSA INC/CO/
filed 1999-01-15
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-KSB

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal year ended September 30, 1998

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




Part I

Item 1: Description of Business

(a)  Business Development

	NetUSA, Inc. (hereinafter NetUSA, or the company) was formed when Technology Management and Marketing, Inc. (hereinafter TMMI) acquired the Mountain View, Calif.-based Pacific Microelectronics, Inc. (hereinafter Pacific Micro) in February, 1996, wherein the shareholders of Pacific Micro relinquished control of the company in exchange for NetUSA stock. NetUSA thus is a successor of TMMI. TMMI was formed in 1985, and subsequently transferred all its assets and liabilities to GeoTrans Technology, Inc. of Delaware, in 1990, and ceased operations; at the time of TMMI's merger with Pacific Micro, TMMI had been out of operation for 6 years.

	In June, 1998, NetUSA acquired Recomex, Inc., a privately-held California corporation based in San Diego, Calif. After the acquisition, Recomex has been operated as an autonomous division within NetUSA.

	NetUSA has never been involved in any bankruptcy, receivership or similar proceedings, and to the best knowledge of NetUSA, neither has its predecessor TMMI.

(b)  Business of Issuer

	NetUSA has four principal divisions: Telecommunications, Web Services, Software, and Peripherals.

(1)  In General

	NetUSA currently serves as its own distributor for most services and directly deal with customers. The web services division, in particular, directly interacts with customers and in fact serves as conduit for other companies' products with customers (see below). The software division has additional methods of distribution (see below).

Due to the nature of NetUSA's business, the company is not dependent on major customers. NetUSA pursues its intellectual property rights mostly through copyrighting and registering trademarks. NetUSA currently has 16 employees, 13 of whom are full-time employees.

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

	As is common knowledge, Internet dial-up service and Internet faxing are highly-competitive areas of business. NetUSA plans to compete by offering friendly service with easy-to-reach customer service, but does not foresee the dial-up service to be a substantial source of revenue. NetUSA does derive significant revenue from Interfaxing, but has no plans to expand the service at the moment.

	There are no current or expected governmental regulations that should significantly affect most of NetUSA's telecommunications services.

(3)  Web Services

	The web services division of NetUSA currently has two main services: SoftwareCenter (http://www.softwarecenter.com) and web design/hosting. SoftwareCenter is a fast growing leading online software information and reseller center for downloadable commercial software; shareware and publications geared to consumers, small business and large enterprise. SoftwareCenter.com is securing a leading position in the explosive e-commerce market, and becoming economically successful by capturing royalties, promotion and advertising revenues in this exciting market place. Through SoftwareCenter.com, the Company offers customers a comprehensive selection of software product and publications, quality customer service and competitive pricing.

SoftwareCenter.com's business strategy also fits in the emerging Electronic Commerce outsourcing model, which allows software development companies to concentrate on creating technologies and cutting edge products, and grow the sales through vast channels like SoftwareCenter.com. This is nothing new to software development companies since they have been doing this through traditional physical distribution channels and retail stores. Now software companies can reach customer's world wide in a reliable and cost effective way by listing and resell their product through SoftwareCenter.com.

The company believes that SoftwareCenter.com is one of the most widely known and used sites on the World Wide Web for information and purchasing of software product. The Company fulfills a customer purchase through secured downloading system. The company believes it provides superior value to its customers by offering one of the largest selections of brand-name, high quality software available online and the convenience of shopping globally available 24 hours a day and 7 days a week.

SoftwareCenter.com's owns and operates a large database with automated system to permit the sale, order processing and delivery of software with limited human intervention. This approach, combined with significant operational experience, enables the Company to address the complex process of real time online ordering. The Company has developed relationships with many leading software publishers, who have signed up agreement with the Company to distribute software.

The company is in a testing stage of introducing additional Web
Centers targeted to various niche market sectors. These additional Web Centers, while consistent with the same business strategies and focus, will attract large number customers and vendors alike in slightly different market places, hence generate incremental revenue in many years to come.

SoftwareCenter.com is also considering and formulating a business model to build a turnkey solution customized for on-line retail stores. The turnkey solution package to be sold will include all necessary hardware, software, applications, Web page templates, Internet connections, product listing and support. While the on-line retail stores will be owned and operated independently, SoftwareCenter.com will be the main distributor for the on-line retail stores.

NetUSA's Web design/hosting services includes customized services ranging from designing World Wide Web documents for clients to hosting the clients' documents on NetUSA's computers to allow World Wide Web users to access the clients' documents. NetUSA charges the client based on its need.

	NetUSA is aware of some web sites offering similar or equivalent service to SoftwareCenter. NetUSA plans to compete with these services by aligning itself with key strategic partners in the software industry, and also offer competitive pricing on the products offered by SoftwareCenter and friendly service.

There are large numbers of companies offering similar services to NetUSA's web design/hosting services. NetUSA plans to compete by offering personalized services that allow the client to fit the service as he or she wishes and by tendering high-quality service difficult to find elsewhere.

Currently, NetUSA has a number of new Web-based services that NetUSA plans to launch in the coming fiscal year. These include CandyCenter, KidsCenter, TeenCenter, and CollegeCenter. CandyCenter, the service closest to launching, is offered via a partnership with Eden, N.C.-based The Candy Professionals. CandyCenter will offer high-quality confections over the Web, allowing customers to receive candy in the convenience of their own homes. KidsCenter, TeenCenter, and CollegeCenter are sites that are geared toward pre-high school children, high school students, and college students, respectively. Each will offer a free web-hosting service for the users to create and place their own web page on the World Wide Web, and various Web-based educational opportunities for the appropriate age group. Each will also offer a substantial number of commercial products for the target audience. For KidsCenter and TeenCenter, NetUSA will put in an automated system to make sure that the users are not exploited by adults and that they are not exposed to inappropriate material. NetUSA is not aware of a competitor for CandyCenter but is aware of a number of sites that at least indirectly compete with KidsCenter, TeenCenter, and CollegeCenter. Most of those sites also provide free web-hosting services. NetUSA, however, believes that NetUSA can be competitive with them, since NetUSA will offer services that are geared toward the particular age group as the target audience, while the competitors are more of general hosting service sites.

(4)  Software

	NetUSA's software division, using the trade name Pacific Micro, currently offers a number of utility software programs. NetUSA's flagship software product, Mac-In-DOS, allows users to exchange files between Apple Computers, Inc.'s Mac OS file system and Microsoft's Windows 95/98 and NT ("Windows") file systems. Other major NetUSA software products include Common-Link, which allows users to exchange files between Mac OS, Windows, and UNIX file systems, and SuperCut, which allows users to capture screen displays for publication purposes.

	NetUSA plans to launch the following new software products within the coming fiscal year (all of the following names are tentative names):
DiskGate, which allows users to edit portions of their disks and have greater controls in managing the file structure without having to leave Windows; Linux-In-DOS, which allows users to access Linux disk volumes in Windows; and NT-In-DOS, which allows users of Windows 95 and 98 to access NT File System (NTFS) disk volumes.

	Other than the direct distribution mentioned above, NetUSA also distributes its software through retail vendors and catalogues.

	All of NetUSA's software products have competing products on the market, except for the forth-coming Linux-In-DOS and NT-In-DOS, for which NetUSA is not aware of any commercially available competing products. NetUSA plans to compete with these products by offering programs that are superior in ease of use and provide greater capabilities than competing products, by frequently updating the software to take advantage of new advances in software and hardware technology, as well as strategically pricing the products.

(5)  Peripherals

NetUSA's peripherals division, using the trade name Recomex (see also above) offers a number of different computer peripheral products. The main products of the division are monitors, although other devices, such as scanners and modems, are also featured.

There are numerous manufacturers for each of the peripherals that NetUSA offers. NetUSA competes in two different ways. First, NetUSA explores specialty markets, including local small businesses needed integrated solutions, and ethnic groups requiring service in specific languages. Second, NetUSA distributes some niche products difficult to find elsewhere on the market, such as 8-inch and 10-inch monitors, which many businesses require due to space constraints but cannot find easily on the market. NetUSA also believes that the prices offered by NetUSA are competitive with market prices, although NetUSA does not plan to make price a major key to its marketing strategy.

Item 2:	Description of Property

	NetUSA does not own any real property.

Item 3:	Legal Proceedings

	NetUSA is not currently involved in litigation which is required to be disclosed by Regulation S-B.

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

(a)  (not applicable for this company)

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

	In general, NetUSA's cash supply has been steadily used for research and development purposes, to reform the web services division within the past fiscal year. However, the company still has a sizable cash reserve (see below, Item 7). At the same time, the revenues from the three divisions have been fairly consistent through the quarters of this fiscal year, so the company does not foresee significant financial difficulties within the coming year.

Further, the company anticipates substantial increases in revenue from the web services division within the coming fiscal year due to the improvements and business agreements made within the fiscal year. The success of the web services division will obviously depend on the ability of SoftwareCenter to compete and the ability for the new services (CandyCenter, KidsCenter, TeenCenter, and CollegeCenter) to harness user populations.

	Another event that may affect the company's liquidity would be involve changes in Macintosh users' operating system. Currently, NetUSA estimates that 5%-10% of Mac OS users would switch to Mac OS X Server, Apple Computers' new high-end operating system. If this estimate is correct, Mac-In-DOS sales will not be significantly impacted. However, if in actually 50% or more of MacOS users switch to Mac OS X Server, Mac-In-DOS sales may suffer a setback until Mac-In-DOS is revised to account for Mac OS X Server. NetUSA does not foresee a high likelihood for that event to happen, though.

Item 7:	Financial Statements

Note: these statements are preliminary figures from Samuel H. Wong & Co., the company's accounting firm. The company will file an amended 10-KSB that includes accountants' notes when they become available.

NetUSA, Inc.




Condensed Consolidated Statements of Cash Flows




For the Three Months Ended December 31, 1997 and
1996




(Unaudited)































1998

1997





Cash flows from
operating
activities


(481,877)


338,344


 --------------------

 --------------------





Cash flows from
investing activities


(202,350)


(810,550)


 --------------------

 --------------------





Cash flows from
financing activities


364,781


(50,771)


 --------------------

 --------------------





Net Increase in
cash


(319,446)


(522,977)





Cash, beginning
of period


246,063


769,040


 --------------------

 --------------------





Cash, end of
period


(73,383)


246,063





NetUSA, Inc.



Condensed Consolidated Balance Sheets



As of September 30, 1998 & 1997












1998

1997
Current Assets







Cash

(73,383.1
2)


246,062.5
4
A/R

274,325.5
3


372,554.8
6
Inventory

7,666.00


4,051.74
Prepaid Exp

6,662.92


18,840.84
Deferred Income Tax
Assets - Current

48,524.12


48,524.12

 -------------
---------

 -------------
---------
Total Current Assets

263,795.4
5


690,034.1
0




Property & Equipment







At Cost

303,665.8
3


273,214.7
1
Less: Accum Depr.

(211,853.
04)


(185,941.
70)

 -------------
---------

 -------------
---------
Net Property & Equip

91,812.79


87,273.01








Other Assets







Note Receivable

80,000.00


80,000.00
Investment at cost

100,000.0
0


100,000.0
0
Other Assets

107,532.4
4


661,680.2
2
Goodwill

143,125.0
0


-

 -------------
---------

 -------------
---------
Total Other Assets

430,657.4
4


841,680.2
2




TOTAL ASSETS

786,265.6
8


1,618,987
 .33




 ---------------------------
 -------------
----------

 -------------
---------
Current Liabilities







Accounts Payable

246,400.8
5


338,196.3
9
Payroll Payable

-


10,510.38
State Income Tax
Payable

20,151.00


20,151.00
Lease Obligation -
Current

1,958.78


7,556.19
Accrued Liabilities

42,504.59


8,193.60
Due to Shareholders

191,090.0
0



 -------------
---------

 -------------
---------


502,105.2
2


384,607.5
6




Long Term Liabilities







Lease Oblig. - LT

13,969.42


13,969.42
Note Payable

198,449.6
3


219,708.1
3

 -------------
---------

 -------------
---------


212,419.0
5


233,677.5
5




Stockholders' Equity







Common Stock

4,728.66


4,455.92
Add. Paid-In Capital -
Common Stock

3,944,803
 .73


3,766,562
 .82
Treasury Stock

(13.65)


Add. Paid-In Capital -
Treasury Stock

22,046.87


Current Income/(Deficit)

(1,129,50
7.68)


104,913.0
3
Retained Deficit

(2,770,31
6.52)


(2,875,22
9.55)

 -------------
---------

 -------------
---------
Total SH Equity

71,741.41


1,000,702
 .22




TOTAL S/H and LIAB.

786,265.6
8


1,618,987
 .33






(0)


0




NetUSA, Inc.



















Condensed Consolidated Statements of Operations



















For the Year Ended September 30, 1998 and 1997







































(Unaudited)













































































































































1998

1997

Difference









































































 Sales


1,734,655.19


2,104,432.04


(369,776.85)

































 Cost of Sales


(1,250,993.79
)


(911,079.27)


(339,914.52)















 ------------------
----------

 -----------------
-----------

 -----------------
-----------













 Operating Income


483,661.40


1,193,352.77


(709,691.37)

































 Other Income


10,533.42


58,412.42


(47,879.00)















 ------------------
----------

 -----------------
-----------

 -----------------
-----------













 Total Revenue


494,194.82


1,251,765.19


(757,570.37)





















































 Salaries and Wages


(227,979.79)


(216,519.38)


(11,460.41)

































 Employee Benefits


(93,678.73)


(95,138.53)


1,459.80















 ------------------
----------

 -----------------
-----------

 -----------------
-----------
















(321,658.52)


(311,657.91)


(10,000.61)

































 Administrative &



















  General Expenses


(435,113.76)


(460,467.41)


25,353.65

































 Depreciation & Amortization


(753,252.80)


(21,222.95)


(732,029.85)

































 Marketing Expense


(88,005.04)


(349,303.16)


261,298.12

































 Interest Expense


(25,379.68)


(31,422.39)


6,042.71

































 Financial Expense


(292.70)


(553.46)


260.76















 ------------------
----------

 -----------------
-----------

 -----------------
-----------













 Total Operating Expenses


(1,623,702.50
)


(1,174,627.2
8)


(449,075.22)















 ------------------
----------

 -----------------
-----------

 -----------------
-----------













 Income (Loss) before Taxes


(1,129,507.68
)


77,137.91


(1,206,645.5
9)





















































 Current Income Tax




(20,749.00)















 Deferred Income Tax


-


48,524.12


(48,524.12)















 ------------------
----------

 -----------------
-----------

 -----------------
-----------













 Net Income (Loss) for the year



















  after
Tax


(1,129,507.68
)


104,913.03


(1,234,420.7
1)






















































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

Mr. Nelson Lu, Secretary:

	Mr. Lu had served as the special assistant to CEO from August, 1997, to March, 1998, when he assumed the post of secretary. He also serves as the company's counsel. For the five years before this report, he had been studying computer science and law.

(b)  Significant Employees

Mr. Michael Gallagher, Director of Business Development:

	Mr. Gallagher has been serving as director of business development since September, 1998. Before NetUSA, Inc. Mr. Gallagher has worked as financial consultant for several large financial companies.

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

Item 10:	Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual	Long-Term
	Compensation	Compensation

		Awards	Payout	All Other
				Compensation
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)

(1)	CEO	97	96	0	0	0	0	0		0
		'96	56	0	0	0	0	0		0

All figures are in thousands of US$.

Key:

(1)	Dr. Wun Chiou
(a)	Position held in company
(b)	Fiscal year; '97 is October, 1996, through September, 1997; '96 is
October, 1995, through September, 1996.
(c)	Salary
(d)	Bonus
(e)	Other annual compensation
(f)	Restricted stock awards
(g)	Securities underlying options/SARs
(h)	LTIP payouts
(i)	All other compensation

Item 11:	Security Ownership of Certain Beneficial Owners and
Management

(a)  Security Ownership of Certain Beneficial Owners

(1)		(2)					(3)			(4)
Title of	Name/Address of Beneficial	Amount and Nature	Percent of
Class		Owner					of Beneficial	Class
							Owner

Common	Dr. Wun C. Chiou			3,000,000,		69%
							directly

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

(b)  Reports on Form 8-K

No Form 8-K was filed during the final quarter of the fiscal year.