Form 10KSB/A
period 1997-09-30
NETUSA INC/CO/
filed 1999-01-20
CIK 809594

U.S. Securities and Exchange Commission
 Washington, DC 20549

 Form 1O-KSB/A
 Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Registrant hereby amends the following item for the Annual Report on Form 10-KSB for the fiscal year which ended on Sep. 30, 1998:

PART I
======
ITEM 7: FINANCIAL STATEMENTS
The audited financial statements of Registrant, for the twelve months ended September 30, 1997, prepared by Samuel H. Wong & Co. LLP, Independent
Certified Public Accountants immediately follow. Note: after further review, it was ruled by the Internal Revenue Service that certain deferred tax assets claimed previously by the company are not qualified for deduction, requiring an adjustment to these statement. The note from the independent auditor follows immediately after the original independent auditor's report, and following the note are the amended financial statements.

 INDEPENDENT AUDITOR'S REPORT
 ==============================
To the Board of Directors and Stockholders of NetUSA, Inc.:
We have audited the accompanying balance sheet of NetUSA, Inc. as of September 30, 1997 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as welll as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetUSA, Inc. as of September 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Samuel H. Wong & Co. LLP Certified Public Accountants
Dated: November 12, 1997 at San Francisco, California

 INDEPENDENT AUDITOR'S NOTE ON AMENDED FINANCIAL STATEMENTS
 ==========================================================

Subsequent to the report date of November 12, 1997 for the audit report of NetUSA, Inc. as of September 30, 1997, we observed that NetUSA, Inc., after ownership change on February 26, 1996, have not continued the existing business of the old company during the 2-year testing period. This triggered Code Sec. 382(c) which imposed limitation of utilization of pre-change losses to be zero. Portion of deferred tax assets previously provided are therefore not qualified for deduction.

We now have pleasure in enclosing two revised copies of audited financial statements of NetUSA, Inc. as of September 30, 1997 with our report therein duly completed.

/s/ Samuel H. Wong & Co., LLP, Certified Public Accountants
Dated: January 8, 1999 at San Francisco, California


 Net USA, Inc.
 Condensed Consolidated Financial Statements
 For the Twelve Months Ended September 30, 1997 and the Seven Months Ended September 30, 1996

NetUSA, Inc.
Balance Sheet
September 30, 1997


Assets


Current Assets

 Cash $ 246,062
 Accounts Receivable 372,555
 Inventory 4,052
 Prepaid Expenses 18,841
 Deferred Income Tax Assets - Current 48,524
 _________
 Total Current Assets 690,034

Property and Equipment (Note 2 & 3)

 At Cost 273,215
 Less: Accumulated Depreciation (185,942)
 _________
 Net Property and Equipment 87,273

Long-Term Assets

 Deferred Income Taxes - Long Term (Note 4b) 932,852
 Less: Deferred Tax Valuation Allowance (932,852)
 ________
 ---
Other Assets

 Note Receivable (Note 5) 80,000
 Investment at cost (Note 6) 100,000
 Research/Development Cost (Note 7) 661,680
 and Other
 _________
 Total Other Assets 841,680
 _________

 Total Assets $1,618,987


NetUSA, Inc.
Balance Sheet
September 30, 1997

Liabilities and Stockholders' Equity

Current Liabilities

 Accounts Payable $ 338,196
 Payroll Tax Payable 10,510
 Income Tax Payable 20,151
 Lease Obligations - Current (Note 8) 7,557
 Accrued Liabilities 8,194
 __________
 Total Current Liabilities 384,608


Long Term Liabilities

 Lease Obligations - Long Term (Note 8) 13,969
 Note Payable (Note 10) 219,708
 __________

 Total Long Term Liabilities 233,677


Stockholders' Equity

 Common Stock (Note 11) 4,456
 Additional Paid-In Capital (Note 11) 3,766,563
 Retained Deficit (2,770,317)
 __________

 Total Shareholders' Equity 1,000,702
 __________

 Total Liabilities and Shareholders' Equity $ 1,618,987


NetUSA, Inc.

Statement of Income

for the year ended September 30, 1997



Revenue
 Sales $ 2,104,432
 Cost of Goods Sold (911,079)
 __________
 Operating Income 1,193,353
 Other Income 58,412
 __________
 Total Revenue 1,251,765


Operating Expenses

 Salaries and Wages 216,519
 Employee Benefits 95,139
 __________
 311,658
 Administrative and General Expenses 460,468
 Depreciation and Amortization Expenses 21,223
 Marketing Expense 349,303
 Interest Expense 31,422
 Financial Expense 553
 __________
 Total Operating Expenses 1,174,627
 __________
 Net Income Before Tax 77,138
 Current Income Tax (Note 4 a) (20,749)
 Deferred Income Tax (Note 4 b) 48,524
 __________
 Net Income for the year after Tax $ 104,913

 Weighted average number of shares outstanding 4,455,918

 Earning per common share $0.02



NetUSA, Inc.

Statement of Stockholders' Equity

For the year ended September 30, 1997



 Common Stock Additional
 Number of Paid-In Retained
 Shares Amount Capital Deficit Total


Balances at October 1, 1996 4,269,509 $4,269 $3,782,066 ($2,875,230) $911,105

Reverse 10 for 1
 Stock Split on
 October 1, 1996 (3,841,891) (3,842) 3,842 --- ---
 __________ _______ _________ _________ ________

Balances after Stock Split 427,618 427 3,785,908 (2,875,230) 911,105

Common Stock Issuance
 as Compensation 3,653,500 3,654 --- --- 3,654

Sale of Common Stock 645,200 645 106,000 --- 106,645

Cancellation of Common Stock (270,400) (270) (125,345) --- (125,615)

Net Income After Tax --- --- --- 104,913 104,913
 __________ _______ ____________ __________ _________

Balances at September 30, 1997 4,455,918 $4,456 $3,766,563 ($2,770,317)
$1,000,702




NetUSA, Inc.

Statement of Cash Flows
for the year ended September 30, 1997
Increase (Decrease) in Cash and Cash Equivalents


CASH FLOWS FROM OPERATING ACTIVITIES:

 Cash received from customers $2,098,260
 Cash paid to suppliers and employees (1,786,106)
 Miscellaneous Income received 33,044
 Interest received from banks 25,368
 Interest Paid (31,422)
 Income Tax Paid (800)
 __________

 Net cash provided by operating activities 338,344

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of Property and Equipment (37,885)
 Issuance of Note Receivable (80,000)
 Increase of Investment (50,000)
 Research and Development Cost (582,922)
 Security Deposits (6,400)
 Advances Paid (51,406)
 Organization Cost (1,937)
 _________

 Net cash (used in) investing activities (810,550)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayment of Note Payable (31,900)
 Repayment of Equipment Leases (3,555)
 Net Return of Common Stock/Additional Paid-in Capital (15,316)
 _________

 Net cash (used in) financing activities (50,771)
 _________
Net Increase in Cash and Cash Equivalents at end of year (522,977) Cash and Cash Equivalents at beginning of year 769,039
 _________

Cash and Cash Equivalents at end of year $246,062

NetUSA, Inc.

Reconciliation Statement of Net Income to Net Cash
(Used In)/Provided by Operating Activities for the year ended September 30, 1997



Net Income for the year $104,913

Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:

 Depreciation and Amortization 21,223
 Bad Debts and Recoveries (50,424)
 Decrease/(Increase) in Accounts Receivables (6,172)
 Decrease/(Increase) in Inventory 3,021
 Decrease/(Increase) in Prepaid Expenses (1,801)
 Decrease/(Increase) in Deferred Income Tax Benefit (48,524)
 Increase/(Decrease) in Accounts Payable 285,079
 Increase/(Decrease) in Payroll Tax Payable 2,684
 Increase/(Decrease) in Income Tax Payable 20,151
 Increase/(Decrease) in Accrued Liabilities 8,194
 __________

Net cash provided by operating activities $338,344










NetUSA, Inc.

Notes to Financial Statements
for the year ended September 30, 1997


1. The Company

 NetUSA, Inc., previously named as Technology Management and Marketing Inc.,
(TMMI) was incorporated under the laws of the State of Colorado on December 31, 1985. The Company was engaged principally in organizational activities until its public offering of securities in 1987.

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

 Income tax liabilities computed according to the Federal, California, and Colorado tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal and state income taxes.


(E)   Cash Equivalents

 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


3. Property and Equipment

 Property and Equipment as of September 30, 1997 was as follows:-

 Accumulated Net
 9/30/97 At Cost Depreciation Value

 Building Improvement $ 2,928 $ --- $ 2,928

 Furniture and Fixtures 7,201 (3,541) 3,660

 Computers and Equipment 263,086 (182,401) 80,685 ________ ________
_______
 $273,215 ($185,942) $87,273

4 (a). Current Income Taxes

 Income Taxes were provided for the Company's taxable income for the year ended September 30, 1997.

 Federal Income Tax $ 12,618
 State Income Tax 8,131
 ________
 $ 20,749


4 (b). Deferred Income Taxes

Deferred Income Taxes as of September 30, 1997 were comprised of the following components:

 Components Federal California Total

 Temporary Differences in
 Depreciation and Amortization $ (9,134) $ (2,498) $ (11,632)
 Net Operating Losses
 Carryforward from TMMI 941,057 3,427 944,484
 Net Operating Losses
 Carryforward after acquisition 35,956 12,568 48,524
 ________ ________ ________
 Total Deferred Tax Assets 967,879 13,497 981,376
 Less: Valuation Allowance (931,923) (929) (932,852)
 ________ ________ ________
 Total $ 35,956 $ 12,568 $ 48,524



 A valuation allowance has been established due to the Code Sec. 382(c) limitation on net operating loss carryforward. The Code cited that the utilization of net operating losses carryforward terminates if the new corporation does not continue the business enterprise of the old loss corporation at all times during the 2-year period beginning on the change date. The new company (NetUSA, Inc.) has been conducting the software merchandise and developing telecommunication system since acquisition date of February 26, 1996, whereas the old company (Technology Management and Marketing Inc.) was engaged in medical research activities. Since the new corporation does not continue the business enterprise of the old corporation, no net operating losses carryforward was allowed.




5. Note Receivable

 NetUSA, Inc. granted two loans to Terrie Lloyd on February 28, 1996 and October 28, 1996 in the amount of $30,000 and $50,000 respectively. The note was payable on demand and non-interest bearing.


6. Investment

 The investment represents cash paid to Net Japan, a Japan enterprise, in exchange for a one-sixth ownership interest, and for a minimal ownership interest in Linc Media Inc., a Japan enterprise. The investees have not provided financial information to the Company so as to enable management to determine the proper carrying values.


7. Other Assets

 Other Assets as of September 30, 1997 was as follows:-

 Research and Development Cost $582,922

 Security Deposit 6,400

 Other Receivable 10,046

 Organizational Cost 1,937

 Advances Paid 60,375
 ________
 $661,680

8. Lease Obligations
(A)   Capital Lease Obligations as of September 30, 1997 were as follows:-

 Lessor Amount Leased Property

 Graybar Financial Services $ 5,726 1996 Phone system and accessories Xerox Corporation 15,800 Copier Machine #DC20
 _______
 21,526
 Less: Current Maturities (7,557)
 _______
 $13,969

 The lease of a 1996 Phone System from Graybar Financial Services is for a term of 36 months from January 18, 1996 through December 18, 1998 at a monthly lease payment of $380.87. No security deposit is required. The minimum lease payment for the next 15 months is $5,713.

 The lease of a copier from Xerox Corporation (Lease #070936403) is for a term of 48 months from July 28, 1997 through June 28, 2001 at a monthly lease payment of $465.89. No security deposit is required. The minimum lease payments for the next 45 months is $20,965.

 Future minimum lease payments for the next three years will be:-

 Year ended September 30 Lease Payment

 1998 $10,162
 1999 6,733
 2000 5,590
 2001 4,193
 _______
 $26,678


9. Lease Commitments

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

 Future minimum rent payments for the next year will be:-

 Year ended September 30 Rent Payment

 1998 $47,319


10. Note Payable

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

 NetUSA, Inc.

Dated: January 18, 1999 /s/ Wun C. Chiou, President
 and Chairman of the Board

The accompanying notes are an integral part of these financial statements See Accountants' Report
Page 1