Form 10QSB
period 1998-12-31
NETUSA INC/CO/
filed 1999-05-21
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the fiscal quarter ended December 31, 1998

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




Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.)

Balance Sheet

					1998				1997
Current Assets
Cash			309,035		48,617
A/R			157,202		415,986
Inventory		9,035		4,052
Prepaid Expenses		2,666		17,852
Deferred Income Tax Asset		-		14,679
		______________	_____________
Total Current Assets		477,937		501,185

Property & Equipment
At Cost		303,666		276,790
Less: Accumulated Depre.		(218,897)		(191,827)
		______________	______________
Net Property & Equipment		84,769		84,963

Long-Term Assets
Def. IX Assets - LT		-		918,173

Other Assets
Notes Receivable		-		80,000
Investment at Cost		14,576		100,000
Other Assets		10,391		779,338
Goodwill		143,125		-
		______________	______________
Total Other Assets		168,091		959,338

TOTAL ASSETS		730,798		2,463,659

Current Liabilities
Accounts Payable		270,282		373,419
Payroll Payable		859		513
State Income Tax Payable		-		-
Lease Obligation - Current		5,272		7,556
Accrued Liabilities		40,135		8,194
Other Liabilities		37,611		-
Due to Shareholders		25,372		-
		______________	______________
Total Current Liabilities		379,530		389,682

Long-Term Liabilities
Lease Obligation - LT		8,698		13,969
Note Payable		204,976		214,567
Due to Shareholders		131,070		-
		______________	______________
Total Long-Term Liabilities	344,764		228,537

Stockholders' Equity
Common Stock		5,979		4,468
Add. Paid-In Capital		4,245,580		3,796,551
Treasury Stock		(14)		-
Add. Paid-In Cap. (Trea. Stock)	22,047		-
Current Deficit		(126,551)		(89,741)
Retained Deficit		(4,138,538)		(1,865,838)
		______________	______________
Total Stockholders' Equity		6,504		1,845,440

TOTAL S/H AND LIABILITIES		730,798		2,463,659

			0.00		0.00

Statements of Operations for the Three Months Ended Dec. 31, 1998 and 1997

		Three Months Ended	Three Months Ended
		Dec. 31, 1998		Dec. 31, 1997

Sales			817,850		262,087

Cost of Sales		(726,409)		(117,281)
		______________	______________
Operating Income		91,441		144,806



Salaries and Wages		(101,197)		(53,022)

Employee Benefits		(24,732)		(21,530)
		______________	______________
Total Salary and Benefits		(125,929)		(74,552)


Administrative
& General Expenses		(138,690)		(138,781)

Depreciation & Amortization	(7,351)		(6,006)

Marketing Expense		(17,720)		(14,644)

Interest Expense		(5,373)		(6,229)

Financial Expense		(41)		-
		______________	______________
Total Operating Expenses		(295,104)		(238,213)
		______________	______________
Gain/(Loss) from Operations	(203,663)		(93,406)

Other Income		75,113		3,665
			______________		______________
Gain/(Loss) before Taxes		(128,551)		(89,741)

Provision for Current
Year's Income Tax		-		-
		______________	______________
Net Income (Loss) for the
Year after Tax		(128,551)		(89,741)

Shares Outstanding		6,222,048		4,527,818

Profit (Loss) Per Share		(0.02)		(0.02)

Item 2:	Management's Discussion and Analysis or Plan of Operation

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

	The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. The Company, in addition, operates a division with the trade name Recomex located in San Diego, Calif., that distributes various kinds of computer peripherals. The Company also provides a newly developed telecommunications system for offering Internet web site services and facilitating fax and telephone service worldwide. Over the past quarter, the Company has been working to expand its web services, in the form of its SoftwareCenter website, which retails software products from many software companies. The Company is also, in cooperation with Eden, N. C.-based The Candy Professionals, planning to launch a web confection retail site named CandyCenter.

(2)  Results of Operations

The operating income for the quarter ending Dec. 31, 1998 was $91,441, a decrease of $53,365 from the quarter ending Dec. 31, 1997. This decrease is mainly due to the increase in the cost of sales from the Recomex division.

The operating expenses for the quarter ending Dec. 31, 1998 was $295,104, an increase of $56,892 from the quarter ending Dec. 31, 1997. The increase is mainly due to the Company's recent hiring of new personnel to enhance the Company's web services, and also due to the assumption of Recomex's payroll. The Company believes that the expenditures on personnel will help the Company to accomplish its goals of popularizing its SoftwareCenter and CandyCenter websites, thus in the long run bringing in a significant increase in revenue.

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

							NetUSA, Inc.

Dated:	February 19, 1999			/s/ Wun C. Chiou, President
							and Chairman of the Board