Form 10QSB
period 1999-03-31
NETUSA INC/CO/
filed 1999-05-21
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the fiscal quarter ended March 31, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number:		33-11324-LA

NetUSA, Inc.
(Name of small business issuer in its charter)

Colorado							84-1035751
(State or other jurisdiction				(I.R.S. Employer
of incorporation or organization)			Identification Number)

103 Hammond Ave., Fremont, CA 94539
(Address of principal executive offices)

Issuer's telephone number:	(510) 580-9800

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




Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.) (Note: these figures do not include the Candy Professionals division that NetUSA acquired on March 1, 1999. NetUSA will file an amended 10-QSB containing the Candy Professionals' figures as soon as possible.)

Balance Sheet

					1999				1998
Current Assets
Cash			222,296		18,226
A/R			253,626		309,765
Inventory		20,164		4,052
Prepaid Expenses		1,701		17,158
Deferred Income Tax Asset		-		14,679
		______________	_____________
Total Current Assets		497,986		363,880

Property & Equipment
At Cost		306,372		276,790
Less: Accumulated Depre.		(226,076)		(197,714)
		______________	______________
Net Property & Equipment		80,295		79,076

Long-Term Assets
Def. IX Assets - LT		-		918,173

Other Assets
Notes Receivable		-		80,000
Investment at Cost		14,576		100,000
Other Assets		110,270		786,756
Goodwill		143,125		-
		______________	______________
Total Other Assets		267,970		966,756

TOTAL ASSETS		846,252		2,327,885

Current Liabilities
Accounts Payable		169,004		208,292
Payroll Payable		3,603		11,147
State Income Tax Payable		-		-
Lease Obligation - Current		5,272		5,526
Accrued Liabilities		78,471		11,791
Other Liabilities		27,933		-
Due to Shareholders		8,975		-
		______________	______________
Total Current Liabilities		293,257		236,756

Long-Term Liabilities
Lease Obligation - LT		8,698		13,969
Note Payable		196,646		209,099
Due to Shareholders		36,090		-
		______________	______________
Total Long-Term Liabilities	241,434		223,069

Stockholders' Equity
Common Stock		7,006		4,468
Add. Paid-In Capital		4,843,887		3,773,020
Treasury Stock		(14)		(9)
Add. Paid-In Cap. (Trea. Stock)	22,047		14,712
Current Deficit		(422,827)		(58,292)
Retained Deficit		(4,138,538)		(1,865,838)
		______________	______________
Total Stockholders' Equity		311,560		1,868,061

TOTAL S/H AND LIABILITIES		846,252		2,327,885

			0.00		0.00

Statements of Operations for the Six Months Ended March 31, 1999 and 1998

		Six Months Ended	Six Months Ended
		Mar. 31, 1999		Mar. 31, 1998

Sales			1,594,527		469,714

Cost of Sales		(1,309,824)		(155,792)
		______________	______________
Operating Income		284,704		313,922



Salaries and Wages		(218,728)		(76,122)

Employee Benefits		(100,319)		(37,726)
		______________	______________
Total Salary and Benefits		(319,046)		(113,848)


Administrative
& General Expenses		(296,148)		(202,063)

Depreciation & Amortization	(14,744)		(12,014)

Marketing Expense		(162,245)		(36,223)

Interest Expense		(10,291)		(12,677)

Financial Expense		(41)		-
		______________	______________
Total Operating Expenses		(802,515)		(376,824)
		______________	______________
Gain/(Loss) from Operations	(517,811)		(62,902)

Other Income		94,984		4,610
			______________		______________
Gain/(Loss) before Taxes		(422,827)		(58,292)

Provision for Current
Year's Income Tax		-		-
		______________	______________
Net Income (Loss) for the
Year after Tax		(422,827)		(58,292)

Shares Outstanding		10,068,082		4,527,818

Profit (Loss) Per Share		(0.04)		(0.02)

Item 2:	Management's Discussion and Analysis or Plan of Operation

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

	The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. The Company operates a division with the trade name Recomex located in San Diego, Calif., that distributes various kinds of computer peripherals. The Company also provides a newly developed telecommunications system for offering Internet web site services and facilitating fax and telephone service worldwide. Over the past quarter, the Company has been working to expand its web services, in the form of its SoftwareCenter website, which retails software products from many software companies, and CandyCenter website, which retails candies and other confections. The Company, in order to further develop CandyCenter, purchased Eden, N.C.-based The Candy Professionals (hereinafter TCP), a candy distribution service, on March 1, 1999, and is operating TCP as an autonomous division, coordinating with the Company proper on CandyCenter and also still maintaining its distribution services.

(2)  Results of Operations

(Note: as noted above, the figures from the Candy Professionals division have not been included. They can significantly alter the discussion below. If they do, NetUSA will revise this section in the amended report.)

The operating income for the six months ending Mar. 31, 1999 was $284,704, a decrease of $29,218 from the six months ending Mar. 31, 1998. This decrease is mainly due to the increase in the cost of sales from the Recomex division.

The operating expenses for the six months ending Mar. 31, 1999 was $802,515, an increase of $425,691 from the six months ending Mar. 31, 1998. The increase is mainly due to the Company's recent hiring of new personnel to enhance the Company's web services and purchase of new equipment. The Company believes that the expenditures on personnel will help the Company to accomplish its goals of popularizing its SoftwareCenter and CandyCenter websites, thus in the long run bringing in a significant increase in revenue.

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

							NetUSA, Inc.

Dated:	May 21, 1999			/s/ James Yu, Acting
President and Chairman of the
Board