Form 10QSB
period 1999-06-30
NETUSA INC/CO/
filed 1999-08-20
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal quarter ended June 30, 1999

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




Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.) (Note: these figures do not include the GlobalCom Teleservices division that NetUSA acquired on April 1, 1999. NetUSA will file an amended 10-QSB containing GlobalCom's figures as soon as possible.)

Balance Sheet

					1999				1998
Current Assets
Cash			41.863		(24,309)
A/R			269,444		299,728
Inventory		28,102		35,529
Prepaid Expenses		2,583		16,465
Deferred Income Tax Asset		-		48,524
		______________	_____________
Total Current Assets		341,992		375,937

Property & Equipment
At Cost		346,870		304,290
Less: Accumulated Depre.		(230,487)		(204,862)
		______________	______________
Net Property & Equipment		116,385		99,428

Other Assets
Notes Receivable		-		80,000
Investment at Cost		266,815		100,000
Other Assets		38,578		805,495
Goodwill		1,290,886		143,125
		______________	______________
Total Other Assets		1,596,277		1,128,620

TOTAL ASSETS		2,054,651		1,603,984

Current Liabilities
Accounts Payable		175,430		247,036
Payroll Payable		9,253		1,808
State Income Tax Payable		-		20,151
Lease Obligation - Current		4,148		5,526
Accrued Liabilities		18,727		11,734
Other Liabilities		17,825		5,223
Due to Shareholders		83,552		74,500
		______________	______________
Total Current Liabilities		288,933		365,979

Long-Term Liabilities
Lease Obligation - LT		8,698		13,969
Note Payable		190,235		211,604
		______________	______________
Total Long-Term Liabilities	198,933		225,573

Stockholders' Equity
Common Stock		8,906		4,686
Add. Paid-In Capital		6,466,987		3,925,843
Treasury Stock		(14)		(10)
Add. Paid-In Cap. (Trea. Stock)	22,047		16,234
Current Deficit		(792,602)		(164,004)
Retained Deficit		(4,138,538)		(2,770,317)
		______________	______________
Total Stockholders' Equity		1,566,785		1,012,432

TOTAL S/H AND LIABILITIES		2,054,651		1,603,984

			0.00		0.00

Statements of Operations for the Nine Months Ended June 30, 1999 and 1998

		Nine Months Ended	Nine Months Ended
		Jun. 30, 1999		Jun. 30, 1998

Sales			2,100,651		1,149,133

Cost of Sales		(1,770,959)		(715,457)
		______________	______________
Operating Income		329,692		433,677



Salaries and Wages		(344,187)		(120,410)

Employee Benefits		(130,103)		(63,987)
		______________	______________
Total Salary and Benefits		(474,290)		(184,397)


Administrative
& General Expenses		(469,516)		(308,766)

Depreciation & Amortization	(22,415)		(31,511)

Marketing Expense		(241,802)		(60,094)

Interest Expense		(15,028)		(18,551)

Financial Expense		(1,801)		-
		______________	______________
Total Operating Expenses		(1,224,852)		(603,319)
		______________	______________
Gain/(Loss) from Operations	(895,160)		(169,643)

Other Income		102,558		5,638
			______________		______________
Gain/(Loss) before Taxes		(792,602)		(164,004)

Provision for Current
Year's Income Tax		-		-
		______________	______________
Net Income (Loss) for the
Year after Tax		(792,602)		(164,404)

Shares Outstanding		10,818,082		4,527,818

Profit (Loss) Per Share		(0.07)		(0.04)

Item 2:	Management's Discussion and Analysis or Plan of Operation

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

	The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. The Company operates a division with the trade name Recomex located in San Diego, Calif., that distributes various kinds of computer peripherals. Over the past quarter, the Company has been working to expand its web services, in the form of its SoftwareCenter website, which retails software products from many software companies, and CandyCenter website, which retails candies and other confections. The Company, in order to further develop CandyCenter, purchased Eden, N.C.- based The Candy Professionals (hereinafter TCP), a candy distribution service, on March 1, 1999, and is operating TCP as an autonomous division, coordinating with the Company proper on CandyCenter and also still maintaining its distribution services. The Company also operates a telecommunication services division under the name GlobalCom Teleservices, which offers conventional and Internet telephone and fax services.

(2)  Results of Operations

(Note: as noted above, the figures from the GlobalCom division have not been included. They can significantly alter the discussion below. If they do, NetUSA will revise this section in the amended report.)

The operating income for the nine months ending June 30, 1999 was $329,692, a decrease of $103,985 from the nine months ending June 30, 1998. This decrease is mainly due to the increase in the cost of sales as the Company adjusts to operating the CandyCenter and GlobalCom divisions.

The operating expenses for the nine months ending June 30, 1999 was $474,290, an increase of $289,893 from the nine months ending June 30, 1998. The increase is mainly due to the Company's recent hiring of new personnel to enhance the Company's web services and purchase of new equipment as well as the reflection of assumption of CandyCenter personnel costs. The Company believes that the expenditures on personnel will help the Company to accomplish its goals of popularizing its SoftwareCenter and CandyCenter websites, thus in the long run bringing in a significant increase in revenue.

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

							NetUSA, Inc.

Dated:	August 18, 1999			/s/ James Yu,
President and Chairman of the
Board