Form 10KSB
period 1999-09-30
NETUSA INC/CO/
filed 2000-01-14
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-KSB

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal year ended September 30, 1999

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

	On Apr. 1, 1999, NetUSA acquired GlobalCom Teleservices, a company based in Fremont, Calif. NetUSA subsequently moved its headquarters from Mountain View, Calif., to Fremont, to consolidate the operations with GlobalCom.

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

(2)  Telecommunications

The Telecommunications Division of NetUSA, operating under the name GlobalCom Teleservices, offers traditional and Internet-based telephone services at a discount to consumers. Currently, the main form of distribution is via calling cards that the customers may use to make international long distance phone calls.

This area of business, of course, is under heavy competition, but NetUSA's prices are sufficiently competitive to maintain the client base, which consists mostly of Chinese speakers but includes many other ethnic groups.

	There are no current or expected governmental regulations that should significantly affect most of NetUSA's telecommunications services.

(3)  Web Services

	The web services division of NetUSA currently has four main services: SoftwareCenter (http://www.softwarecenter.com), Silicon Valley High Tech magazine, BizNet USA Business Directories, and web design/hosting. SoftwareCenter is a fast growing leading online software information and reseller center for downloadable commercial software; shareware and publications geared to consumers, small business and large enterprise. SoftwareCenter.com is securing a leading position in the explosive e-commerce market, and becoming economically successful by capturing royalties, promotion and advertising revenues in this exciting market place. Through SoftwareCenter.com, the Company offers customers a comprehensive selection of software product and publications, quality customer service and competitive pricing.

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

NetUSA's Silicon Valley High Tech magazine is a Chinese-language magazine dealing with high technology issues that the company publishes both online (at http://www.svhightech.com) and in paper form. The magazine seeks to report high technology news as they occur to the Chinese community.

NetUSA's BizNet USA business directory is a Chinese-language business directory that is published both online (at http://www.biznetusa.com) and in paper form. The directory seeks to provide quick access to Chinese speakers of businesses interested in conducting business in the Chinese community. The paper edition also includes maps authorized by Thomas Brothers Maps, Inc., to further enhance the usability of the directory.

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

	NetUSA is not currently aware of direct competitors for Silicon Valley High Tech or BizNet USA, although there are technology journals published in both Taiwan and China which can perhaps be considered competitors for Silicon Valley High Tech. Silicon Valley High Tech's advantage over those competitors would be NetUSA's location and knowledge of the Silicon Valley and ability to receive information about North American technology development much sooner than publications in Taiwan or China.

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

	All of NetUSA's software products have competing products on the markets. NetUSA plans to compete with these products by offering programs that are superior in ease of use and provide greater capabilities than competing products, by frequently updating the software to take advantage of new advances in software and hardware technology, as well as strategically pricing the products.

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

Item 7:	Financial Statements

NetUSA, Inc.
Conslidated Balance Sheet
September 30, 1999

Assets

Current Assets

	Cash	71,125
	Accounts Receivable	149,908
	Inventory	81,906
	Prepaid Expenses	1,990
	Deferred Income Tax Asset - Current (Note 4)	---
		______
	Total Current Assets	304,929

Property and Equipment (Notes 2 & 3)

	At Cost	609,168
	Less: Accumulated Depreciation	(417,514)
		______
	Net Property and Equipment	191,654

Investments (Note 5)

	At Cost	1,176,575

Other Assets

	Security Deposits	43,556

Intangible Assets (Note 6)

	At Cost	1,696,998
	Less: Accumulated Amortization	(19,175)
		_______
	Net Intangible Assets	1,677,823

Total Assets	3,394,537

NetUSA, Inc.
Consolidated Balance Sheet
September 30, 1999

Liabilities and Stockholders' Equity

Current Liabilities

	Accounts Payable	332,424
	Notes Payable (Note 9)	626,976
	Lease Obligations - Current (Note 7)	4,146
	Tax Payable	10,155
	Accrued Liabilities	68,860
	Customers Deposits	29,664
		_______
		1,072,225

Long-Term Liabilities

	Lease Obligations - Long Term (Note 7)	8,698

Lease Commitments (Note 8)	---

Total Liabilities	1,080,923

Stockholders' Equity

	Common Stock (Note 10)	8,906
	Additional Paid-In Capital - Common (Note 10)	7,763,598
	Treasury Stock	(14)
	Additional Paid-In Capital - Treasury	(12,064)
	Retained Deficit	(5,446,812)
		_______
	Total Shareholder's Equity	2,313,614

Total Liabilities and Shareholders' Equity	3,394,537

NetUSA, Inc.
Conslidated Statement of Income
For the year ended September 30, 1999

Revenue

	Sales	2,765,133
	Cost of Goods Sold	(2,323,400)
		_______
		441,733

Operating Expenses

	Salaries and Wages	570,839
	Employee Benefits	108,893
		______
		679,732

	Administrative and General Expenses	847,108
	Depreciation and Amortization Expenses	52,343
	Marketing Expense	293,996
	Interest Expense	19,853
	Financial Expense	2,317
		_______
		1,895,349

Loss from Operations	(1,453,616)

Other Income	148,542

Net Loss Before Tax	(1,305,074)
Income Tax	(3,200)

Net Loss for the Year after Tax	(1,308,274)

Weighted Average of Shares Outstanding	7,801,815

Loss per Common Share	(0.17)

NetUSA, Inc.
Consolidated Statement of Stockholders' Equity
For the year ended September 30, 1999

(Row 1 stands for the balances at Oct. 1, 1998; Row 2 stands for the issuance of common stock during the year; Row 3 stands for the treasury stock; Row 4 stands for the Net (Loss)/Income after tax; Row 5 stands for the balances at Sep. 30, 1999; Column 1 stands for the number of shares of common stock; Column 2 stands for the amount of par value; Column 3 stands for the additional paid-in capital; Column 4 stands for the retained deficit. olumn 5 stands for the totals for the respective rows or columns.)

		(Column 1)	(Column 2)	(Column 3)	(Column 4)	(Column 5)

(Row 1)	5,401,898	$5,402	$3,966,851	($4,138,538)	($166,285)

(Row 2)	3,517,252	3,504	3,796,747	---	3,800,251

(Row 3)	(13,650)	(14)	(12,064)	---	(12,078)

(Row 4)	---	---	---	(1,308,274)	(1,308,274)

(Row 5)	8,905,500	$8,892	$7,751,534	($5,446,812)	$2,313,614

NetUSA, Inc.
Consolidated Statement of Cash Flows
For the year ended September 30, 1999

Cash Flows from Operating Activities

	Cash received from customers	2,673,399
	Cash paid to suppliers and employees	(4,039,809)
	Miscellaneous Income received	143,189
	Interest received from banks	5,353
	Interest paid	(19,853)
	Income tax paid	(1,600)
		_______
	Net cash (used in) operating activities	(1,239,321)

Cash Flows from Investing Activites

	Purchases of Property and Equipment	(61,617)
	Security Deposit	(41,386)
	Marketing Rights, etc.	(38,740)
		_______
	Net cash (used in) investing activities	(141,737)

Cash Flows from Financing Activities

	Proceeds from and repayment of note payable (net)	277,411
	Common Stock/Additional Paid-In Capital	1,138,673
		_______
	Net cash provided by financing activities	1,416,084

Net Incase in Cash and Cash Equivalents at end of year	35,026
Cash and Cash Equivalents at beginning of year	36,099

Cash and Cash Equivalents at end of year	71,125

NetUSA, Inc.
Reconciliation of Conslidated Statement of Net Income/(Loss)
To Net Cash (Used In)/Provided by Operating Activities
For the year ended September 30, 1999

Net Loss for the year	(1,308,274)

Adjustments to reconcile net loss to net cash:

	Depreciation and Amortization	52,342
	Bad Debts	99,941
	Increase in Accounts Receivable	(91,733)
	Increase in Inventory	(68,709)
	Decrease in Prepaid Expenses	3,873
	Decrease in Other Assets	29,336
	Increase in Accounts Payable	44,709
	Decrease in Payroll Tax Payable	(806)
		_______
		(1,239,321)

NetUSA, Inc.
Notes to Financial Statements
For the year ended September 30, 1999

1(a).	The Company

	NetUSA, Inc., previously named as Technology Management and Marketing, Inc. (TMMI), was incorporated under the laws of the State of Colorado on December 31, 1985. The Company was engaged principally in organizational activities until its public offering of securities in 1987.

	On February 26, 1996, the Company acquired 100% of the issued and outstanding shares of Pacific Microelectronics, Inc., a company incorporated in the State of California on July 1, 1987.

	The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to customers. During the year, the Company has started publishing Silicon Valley High Tech Magazine, and organizing BIZNET U.S. Business Directory as advertising media for subscribers. The Company has also developed Internet service with domain names targeting various Asian countries.

1(b).	Consolidation

	On April 1, 1998, the Company acquired 100% interest of Recomex, Inc., a California corporation incorporated on January 14, 1997, whose buisness is wholesale of computer hardware and related products.

	On April 1, 1999, the Company acquired 100% interest of Globalcom Teleservices Inc., a California corporation incorporated on Septebmer
13, 1993 whose buiness is telecommunications dealing in prepaid phone cards, Internet phone and fax as well as other telecommunication services.

	NetUSA, Inc. is the ultimate holding company and therefore consolidates it with the above wholly-owned subsidiaries.

2. Summary of Significant Accounting Policies

	This summary of significant accounting policies of NetUSA, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

(A) Basis of Reporting

The accompanying financial statements have been prepared on the accrual basis of accounting.

(B) Sales

Sales net of discounts and returns represent the invoiced value of goods and services received by customers.

(C) Bad Debts

The Company's credit policy empowers management to write off accounts receivable and charge such loss against the income statement in the accounting period in which the debt is written off. Management determines which accounts will become uncollectible, based on an evaluation of the collectibiility of receivables and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the receivable, overall customer quality, review of specific problems, and current economic conditions that may affect the customers' ability to pay.

(D) Goodwill

Goodwill is stated at cost.

(E) Other Intangible Assets

Patents/Copyrights, Software, Internet Setup, and Marketing Rights are stated at cost and are being amortized over their respective economic lives where applicable.

(F) Property and Equipment

Property and Equipment are stated at cost. Repairs and maintenance to those assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Property and Equipement are depreciated over their estimated useful lives by the straight-line method.

(G) Inventory

Inventory is stated at the lower of cost or market value.

(H) Investments

Trade Investments are stated at cost. Any diminution in value of the investments due to investees' net operating loss, is provided for and reduced from the cost so as to reflect the fair value.

(I) Income Taxes

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

(J) Cash Equivalents

For the purpose of statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(K) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

3. Property and Equipment

Property and Equipment as of September 30, 1999 was as follows:

	At Cost	Accumulated	Net
		Depreciation	Value

Building Improvement	23,223	(829)	22,394

Furniture and Fixtures	25,725	(6,717)	19,008

Computers/Equipment	548,220	(406,368)	141,852

Automobile - Truck	12,000	(3,600)	8,400

Totals	609,168	(417,514)	191,654

4. Deferred Income Taxes

Deferred income taxes as of September 30, 1999 were comprised of the following components:

	Federal	California	Total

Net Operating Losses
Carryforward	1,825,961	252,824	2,078,785

Less: Valuation
Allowance	(1,825,961)	(252,824)	(2,078,785)

Totals	---	---	---

A valuation allowance has been estalbished due to the uncertainty associated with Internal Revenue Code Section 382 restriction to the utilization of Net Operating Loss originated from Pacific
Microelectronics, Inc. as well as the probable net income made in the near future.

5. Investments

Investments at September 30, 1999 were comprised of:

Investee	At Cost

The Candy Professionals, Inc. (a North Carolina
Corporation)	1,137,000

Linc Media, Inc., Japan (5% ownership)	50,000
Less: Allowance for Loss	(35,425)
	_____
	14,575

Avirnex Communication Group (50,000 shares of	25,000
Series A Preferred Stock)

Totals	1,176,575

Management of the Company did not have details on the acquisition of The Candy Professionals, Inc. None of the above investees provided any financial information ot the investor to permit determination of the fair carrying value as well as investment income derived therefore if any.

6. Intangible Assets

Intangible Assets as of September 30, 1999 were as follows:

	Cost	Accumulated	Net
		Amortization

Patents/Copyright	9,000	3,150	5,850
Software - Billmaster	4,346	3,691	655
Internet Setup	1,000	801	199
Goodwill - Globalcom	32,951	11,533	21,418
(prior to acquistion)	_____	_____	_____
	47,297	19,175	28,122

Goodwill - Globalcom	1,456,576	-	1,456,576
(upon acquisition)
Goodwill - Recomex	143,125	-	143,125
(upon acquisition)
	_______	_______	_______
	1,646,998	19,175	1,627,823

Marketing Rights -
City Maps	50,000	---	50,000

Totals	1,696,998	19,175	1,677,823

7. Lease Obligations

Capital Lease Obligations as of September 30, 1999 were as follows:

	1999	Leased Property

Xerox Corporation	12,844	Copier Machine
		#DC20
Less: Current Maturities	(4,146)

Totals	8,698

The lease of a copier from Xerox Corporation (Lease #070936403) is for a term of 48 months from July 28, 1997 through June 28, 2001 at a monthly lease payment of $465.89. No security deposit is required. The minimum lease payments for the next 21 months is $9,783.69.

Future minimum lease payments for the next three years until termination will be $5,591 for year ended September 30, 2000 and $4,193 for the year ended September 30, 2001.

8. Lease Commitments

(A)

The Company entered a lease on March 17, 1999 for an office space at 103 Hammond Ave., City of Fremont, County of Alameda, State of
California for a term of 36 months commencing on May 1, 1999 and expiring on April 30, 2002.

Rent for the term of the lease from May 1, 1999 to April 30, 2000 is $8,707.07 per month. Rent for the year from May 1, 2000 to April 30, 2001 will be increased to $9,166.00 per month. Rent for the remaining year of the lease is $9,624.30 per month. A security deposit of $30,000 has been placed with the lessor for due performance of the obligation.

	Future minimum rent payment for the next three years until termination will be $60,950 for the year ended September 30, 2000; $109,992 for the year ended September 30, 2001; and $115,492 for the year ended September 30, 2002.

	(B)

The Subsidiary (Recomex, Inc.) entered into a lease on July 6,
1998 for a facility at 8148 Miramar Road, San Diego, CA 92126 for a term of 36 months from August 15, 1998 to August 14, 2001.

Rent for the period from August 15, 1998 to August 31, 1999 is $2,176.00 per month. Rent for the period from September 1, 1999 to August 31, 2000 will be increased to $2,263.00 per month. Rent for the remaining period from September 1, 2000 to August 14, 20001 will be increased to $2,354.00 per month. A security deposit of $2,17.00 has been placed with the lessor for due performance of the obligation.

Future minimum rent payments for the next two years until termination will be $68,124 for the year ended September 30, 2000 and $27,071 for the year ended September 30, 2001.

9. Notes Payable

On July 14, 1995, the Company was granted an unsecured loan by Associates Commercial Corporation of Delaware in the form of a variable interest rate bearing note in the sum of $250,000. The interest shall increase or decrease to two and three quarter percent (2.75%) above the prime rate in effect on the first business day of the month as published in the Money Rates Section of the Wall Street Journal. The loan shall be serviced by monthly payment (principal and interest) of $3,790.00 over a period of 110 months maturing September 26, 2004. The oustanding principal balance as of September 30, 1999 was $172,810.

The Company was granted non-interest bearing unsecured loans by shareholders which had a total balance of $454,166 at September 30, 1999.

10. Common Stock

The Company is authorized by its Amended Articles of Incorporation to issue a total of 50,000,000 shares of common stock at $0.001 par value, of which 10,188,082 shares were issued and outstanding according to the outside transfer agent, American Securities Transfer and Turst, Inc. 13,650 shares were held as Treasury Stock as of September 30, 1999. However, the Company did not record 2,632,000 shares during the year through September 30, 1999.

11. Legal Uncertainty

Since September 30, 1998, there existed a dispute between the Company and its attorney on the unpaid legal charges of $50,717.78 in respect of certain legal work performed by the attorney relating to Internet Offering and Private Placement Investment Projects. The Company rejected the $50,000 legal charges on contingency grounds. There has been no development since the disagreement. Therefore, the outcome of this dispute was unknown at the time of this audit report.

As of September 30, 1999, the Companyw as the defendant of two litigation cases. One dispute involved John Soden, an investment banking consultants who claimed outstanding remuneration due to him for services rendered. The other dispute was with William Yuan, President of KPY, the computer consulting company that was once a part of NetUSA. He also claimed outstanding remuneration due to him resulting from the withdrawal of a merger between the two companies. The outcomes of the two cases have yet to be determined. However, there is a substantial probability that both cases may turn out unfavorably to the Company thereby exposing to a loss of $100,000 per case, i.e. a total of $200,000.

Item 8:	Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure

	In the past two fiscal years, NetUSA's accountant has neither resigned nor been dismissed.

Part III

Item 9:	Directors, Executive Officers, Promoters and Control
Persons, Compliance With Section 16(a) of the Exchange Act

(a)  Directors/Executive Officers

Mr. James Yu, Chairman of the Board/President/Chief Executive Officer:

	Mr. Yu has served as the President and Chief Executive Officer of NetUSA, Inc. and the Chairman of the Board since March 1999, when the former President/CEO/Chairman Dr. Wun C. Chiou retired and appointed him to those positions. For the five years before this report, Mr. Yu has been involved in the management of various high technology corporations.

Mr. Ben Hsu, Director:

	Mr. Hsu has served as a Director since March 1999. For the five years before this report, Mr. Hsu has been managed import/export operations for his own company.

Mr. Michael Morrison, Director:

	Mr. Morrison has served as a Director since March 1999. For the five years before this report, Mr. Morrison has been practicing law at his private practice.

Mr. Nelson Lu, Secretary:

	Mr. Lu had served as the special assistant to CEO from August, 1997, to March, 1998, when he also assumed the post of secretary. He also serves as the company's counsel. For the five years before this report, he had been studying computer science and law.

(b)  Significant Employees

Mr. Wei-Ling Soong, Executive Vice President:

	Mr. Soong has served as the Company's Executive Vice President since April 1999, when NetUSA purchased Globalcom. For the five years before this report, he had been serving as Globalcom's President.

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

Item 10:	Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual	Long-Term
	Compensation	Compensation

		Awards	Payout	All Other
				Compensation
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)

(1)	CEO	'99	96	0	0	(n1)	0	0		0
		'98	56	0	0	0	0	0		0
(2)	CEO	'99	96	0	0	0	0	0		0

All figures are in thousands of US$.

Key:

(1) Dr. Wun Chiou
(2) Mr. James Yu
(a)	Position held in company
(b)	Fiscal year; '99 is October, 1998, through September, 1999; '98 is
October, 1997, through September, 1998.
(c)	Salary
(d)	Bonus
(e)	Other annual compensation
(f)	Restricted stock awards
(g)	Securities underlying options/SARs
(h)	LTIP payouts
(i) All other compensation

(n1)	Dr. Chiou was awarded 300,000 shares of restricted shares on Dec.
31, 1998.

Item 11:	Security Ownership of Certain Beneficial Owners and
Management

(a)  Security Ownership of Certain Beneficial Owners

(1)		(2)					(3)			(4)
Title of	Name/Address of Beneficial	Amount and Nature	Percent of
Class		Owner					of Beneficial	Class
							Owner

Common	Mr. James Yu			450,000		4.4%

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