Form 10KSB/A
period 1999-09-30
NETUSA INC/CO/
filed 2000-02-22
CIK 809594

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Registrant hereby amends the following item for the Annual Report on Form 10-KSB for the fiscal year which ended on Sep. 30, 1999:

PART  I
======
ITEM  7:    FINANCIAL  STATEMENTS
(The below is a transcript from the Independent Auditor's Report filed by the company's accountants, Samuel H. Wong & Co. LLP of San
Francisco, Calif.)

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of NetUSA, Inc.

We have audited the accompanying consolidated balance sheet of NetUSA, Inc. (a Colorado corporation) and subsidiaries as of September 30, 1999 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetUSA, Inc. and subsidiaries as of September 30, 1999 and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Samuel H. Wong & Co. LLP
Certified Public Accountants

San Francisco, California
February 18, 2000

NetUSA, Inc.
Conslidated Balance Sheet
September 30, 1999

Assets

Current Assets

	Cash	71,125
	Accounts Receivable	494,768
	Inventory	56,256
	Prepaid Expenses	1,990
	Deferred Income Tax Asset - Current (Note 4)	---
		______
	Total Current Assets	624,139

Property and Equipment (Notes 2 & 3)

	At Cost	609,168
	Less: Accumulated Depreciation	(417,514)
		______
	Net Property and Equipment	191,654

Investments (Note 5)

	At Cost	1,137,000

Other Assets

	Security Deposits	43,556

Intangible Assets (Note 6)

	At Cost	1,716,998
	Less: Accumulated Amortization	(19,175)
		_______
	Net Intangible Assets	1,697,823

Total Assets	3,694,172

NetUSA, Inc.
Consolidated Balance Sheet
September 30, 1999

Liabilities and Stockholders' Equity

Current Liabilities

	Accounts Payable	479,613
	Notes Payable (Note 9)	616,257
	Lease Obligations - Current (Note 7)	4,146
	Tax Payable	7,846
	Accrued Liabilities	58,860
	Customers Deposits	29,664
	Unearned Phone Revenue	73,996
		_______
		1,270,382

Long-Term Liabilities

	Lease Obligations - Long Term (Note 7)	8,698

Lease Commitments (Note 8)	---

Total Liabilities	1,279,080

Stockholders' Equity

	Common Stock (Note 10)	10,365
	Additional Paid-In Capital - Common (Note 10)	8,645,589
	Treasury Stock	(14)
	Additional Paid-In Capital - Treasury	(12,064)
	Retained Deficit	(6,228,784)
		_______
	Total Shareholder's Equity	2,415,092

Total Liabilities and Shareholders' Equity	3,694,172

NetUSA, Inc.
Conslidated Statement of Income
For the year ended September 30, 1999

Revenue

	Sales	2,897,366
	Cost of Goods Sold	(2,458,438)
		_______
		438,928

Operating Expenses

	Salaries and Wages	571,010
	Employee Benefits	108,159
		______
		679,169

	Administrative and General Expenses	1,587,263
	Depreciation and Amortization Expenses	52,343
	Marketing Expense	293,996
	Interest Expense	19,853
	Financial Expense	2,317
		_______
		2,634,941

Loss from Operations	(2,196,013)

Other Income	148,542
Loss on Investments	(39,575)

Net Loss Before Tax	(2,087,046)
Income Tax	(3,200)

Net Loss for the Year after Tax	(2,090,246)

Weighted Average of Shares Outstanding	6,999,640

Loss per Common Share	(0.335)

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

		(Column 1)	(Column 2)	(Column 3)	(Column 4)	(Column 5)

(Row 1)	5,429,198	$5,416	$3,978,915	($4,138,538)	($154,207)

(Row 2)	3,154,534	4,949	4,666,674	---	4,671,623

(Row 3)	(13,650)	(14)	(12,064)	---	(12,078)

(Row 4)	---	---	---	(2,090,246)	(2,090,246)

(Row 5)	8,570,082	$10,351	$8,633,525	($6,228,784)	$2,415,092

NetUSA, Inc.
Consolidated Statement of Cash Flows
For the year ended September 30, 1999

Cash Flows from Operating Activities

	Cash received from customers	2,484,378
	Cash paid to suppliers and employees	(4,718,633)
	Miscellaneous Income received	143,138
	Interest received from banks	5,404
	Interest paid	(19,985)
	Income tax paid	(1,600)
		_______
	Net cash (used in) operating activities	(2,107,298)

Cash Flows from Investing Activites

	Purchases of Property and Equipment	(69,891)
	Sale Proceeds of Equipment	300
	Security Deposit	(28,300)
	Marketing Rights, City Maps	(50,000)
	Sale of Investment	50,000
		_______
	Net cash (used in) investing activities	(97,891)

Cash Flows from Financing Activities

	Proceeds from Notes Payable	289,218
	Common Stock/Additional Paid-In Capital	1,952,123
	Servicing of Lease Obligations	(1,126)
		_______
	Net cash provided by financing activities	2,240,215

Net Incase in Cash and Cash Equivalents at end of year	35,026
Cash and Cash Equivalents at beginning of year	36,099

Cash and Cash Equivalents at end of year	71,125

NetUSA, Inc.
Reconciliation of Conslidated Statement of Net Income/(Loss)
To Net Cash (Used In)/Provided by Operating Activities
For the year ended September 30, 1999

Net Loss for the year	(2,090,246)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

	Loss on Investment	39,576
	Loss on Disposal of Equipment	8,755
	Depreciation and Amortization	51,561
	Bad Debts	99,941
	Increase in Accounts Receivable	(408,658)
	Increase in Inventory	(43,060)
	Decrease in Prepaid Expenses	3,873
	Increase in Other Assets	(1,820)
	Increase in Accounts Payable	153,018
	Increase in Other Liabilities	1,810
	Increase in Accrued Liabilities	3,955
	Increase in Unearned Revenue	73,997
		_______
		(2,107,298)

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

	On April 1, 1998, the Company acquired 100% interest of Recomex, Inc., a California corporation incorporated on January 14, 1997, whose buisness is wholesale of computer hardware and related products. The purchase consideration was settled by cash and issuance of NetUSA common stock to the shareholders of Recomex. Accordingly, the acquisition was accounted for under the purchase method of accounting.

	On April 1, 1999, the Company acquired 100% interest of Globalcom Teleservices Inc., a California corporation incorporated on Septebmer
13, 1993 whose buiness is telecommunications dealing in prepaid phone cards, Internet phone and fax as well as other telecommunication services. The purchase consideration was settled by the issuance of NetUSA common stock to the shareholders of Globalcom. Accordingly, the acquisition was accounted for under the purchase of accounting.

	NetUSA, Inc. is the ultimate holding company and therefore consolidates it with the above wholly owned subsidiaries.

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

3. Property and Equipment

Property and Equipment as of September 30, 1999 was as follows:

	At Cost	Accumulated	Net
		Depreciation	Value

Building Improvement	23,223	(829)	22,394

Furniture and Fixtures	25,725	(6,717)	19,008

Computers/Equipment	548,220	(406,368)	141,852

Automobile - Truck	12,000	(3,600)	8,400

Totals	609,168	(417,514)	191,654

4. Deferred Income Taxes

Deferred income taxes as of September 30, 1999 were comprised of the following components:

	Federal	California	Total

Net Operating Losses
Carryforward	1,485,813	156,566	1,642,379

Less: Valuation
Allowance	(1,485,813)	(156,566)	(1,642,379)

Totals	---	---	---

A valuation allowance has been estalbished due to the uncertainty associated with Internal Revenue Code Section 382 restriction to the utilization of Net Operating Loss originated from Pacific
Microelectronics, Inc. as well as the probable net income made in the near future.

5. Investments

The investments as of September 30, 1999 were comprised of The Candy Professional Inc. (a North Carolina Corporation) at a cost of
$1,137,000.

Management of the Company mislaid information on this acquisition. The investee has not provided any financial information to investor to permit determination of the fair value as well as investment income therefrom if any.

6. Intangible Assets

Intangible Assets as of September 30, 1999 were as follows:

	Cost	Accumulated	Net
		Amortization

Patents/Copyright	9,000	3,150	5,850
Software - Billmaster	4,346	3,691	655
Internet Setup	1,000	801	199
Goodwill - Globalcom	32,951	11,533	21,418
(prior to acquistion)	_____	_____	_____
	47,297	19,175	28,122

Goodwill - NetUSA	20,000	-	20,000
(Silicon Valley
Hi-Tech Magazine)
Goodwill - Globalcom	1,456,576	-	1,456,576
(upon acquisition)
Goodwill - Recomex	143,125	-	143,125
(upon acquisition)
Marketing Rights -	50,000	-	50,000
City Maps and
Yellow Pages
	_______	_______	_______
	1,716,998	19,175	1,697,823

7. Lease Obligations

Capital Lease Obligations as of September 30, 1999 were as follows:

	1999	Leased Property

Xerox Corporation	12,844	Copier Machine
		#DC20
Less: Current Maturities	(4,146)

Totals	8,698

The lease of a copier from Xerox Corporation (Lease #070936403) is for a term of 48 months from July 28, 1997 through June 28, 2001 at a monthly lease payment of $465.89. No security deposit is required. The minimum lease payments for the next 21 months is $9,783.69.

Future minimum lease payments for the next three years until termination will be $5,591 for year ended September 30, 2000 and $4,193 for the year ended September 30, 2001, for a total of $9,784.

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

	Future minimum rent payment for the next three years until termination will be $60,950 for the year ended September 30, 2000; $109,992 for the year ended September 30, 2001; and $115,492 for the year ended September 30, 2002, for a total of $286,434.

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

Future minimum rent payments for the next two years until termination will be $68,124 for the year ended September 30, 2000 and $27,071 for the year ended September 30, 2001, for a total of $95,195.

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

The Company was granted non-interest bearing unsecured loans by shareholders which had a total balance of $443,447 at September 30, 1999.

10. Common Stock

The Company is authorized by its Amended Articles of Incorporation to issue a total of 50,000,000 shares of common stock at $0.001 par value, of which 8,570,082 shares (as adjusted) were issued and outstanding according to the outside transfer agent, American
Securities Transfer and Turst, Inc. 13,650 shares were held as Treasury Stock as of September 30, 1999.

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

(A) One dispute involved John Soden, an investment banking consultants who claimed outstanding remuneration due to him for services rendered in the amount of 60,000 shares of NetUSA common stock. On January 25, 2000, after the hearing, the Court issued a ruling to attach NetUSA assets in the amount of $144,000. However, during the Motion for Write of Attachment hearing, the Court accepted defendant's argument to compute plaintiff's damages at $3.00 to $4.125 per share and thus the exposure of this case will be in the range of $180,000 to $250,000.

(B) The other dispute was with William Yuan, President of KPY, the computer consulting company that was once a part of NetUSA. Plaintiff made three claims for breach of contract as a result of the withdrawal of a merger between KPY and NetUSA. The plaintiff sought $64,632.83 plus interests, attorney fees and cost. The Company has been negotiating for a settlement to avoid trial. The probable exposure of this case is estimated to be around $95,000.

12. Stock Options/Warrants

Since December 31, 1993 when the old employee stock option plan expired leaving no outstanding stock option exercisable, the Company has not established any new employee or other stock option plans although stocks were issued to employees and other parties. During the year ended September 30, 1999, the Company issued a total of 3,154,534 shares at management's discretion comprising of the following types of issuance:

(a)	Employee Stock Options	110,333
(b)	Investment Bankers, Financial Consultants, etc.	1,252,750
(c)	Acquisitions of Subsidiary and Businesses	735,000
(d)	Purchasers for Cash	1,056,451

As of September 30, 1999, there were stock options/warrants outstanding as a result of the Company's acquisition of a subsidiary and other services:

(1) Recomex, Inc. (acquisition)
Granted to management and employees	180,000

(2) John Soden (under litigation)
Already issued and kept by NetUSA 24,000 shares	60,000

(3) William Yuan (under litigation)
Already issued and kept by NetUSA 10,000 shares	10,000

(4) National Capital Market Group Limited
Warrants to purchase within two years expiring
February 1, 2001	100,000

(5) Janda & Garrington (a California corporation)
Warrants to purchase within three years
Expiring October 30, 2001	1,100,000 shares
Deduct: already exercised	  980,000 shares	120,000

(6) McKenna, Delaney & Sullivan, Inc.
(Investor Relation Services)
Warrants to purchase contingent upon successful
movement of NetUSA stock		150,000

	The Company's board of directors confirmed that, except for the six items disclosed above, no other stock options/warrants were granted and outstanding as of September 30, 1999 and through the date of this audit report.


SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							NetUSA, Inc.

Dated:	February 22, 2000			/s/ James Yu, President
							and Chairman of the Board

The accompanying notes are an integral part of these financial statements See Accountants' Report
Page 13