Form 10QSB
period 1999-12-31
NETUSA INC/CO/
filed 2000-02-22
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal quarter ended December 31, 1999

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




Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.) (Note: these are preliminary figures; the Company may make revisions to these figures if warranted.)

Balance Sheet

					1999				1998
Current Assets
Cash			112,149		309,035
A/R			563,082		157,202
Inventory		60,396		9,035
Prepaid Expenses		-		2,666
Deferred Income Tax Asset		-		-
		______________	_____________
Total Current Assets		735,627		477,937

Property & Equipment
At Cost		659,168		303,666
Less: Accumulated Depre.		(427,518)		(218,897)
		______________	______________
Net Property & Equipment		231,650		84,769

Other Assets
Investment at Cost		1,137,000		14,576
Other Assets		43,556		10,391
Goodwill/Intangible		1,669,526		143,125
		______________	______________
Total Other Assets		2,850,082		168,091

TOTAL ASSETS		3,817,359		730,798

Current Liabilities
Accounts Payable		432,013		270,282
Payroll Payable		-		859
State Income Tax Payable		7,846		-
Lease Obligation - Current		4,146		5,272
Accrued Liabilities		58,860		40,135
Other Liabilities		91,788		5,223
Notes Payable		616,257		361,778
		______________	______________
Total Current Liabilities		1,210,910		683,549

Long-Term Liabilities
Lease Obligation - LT		8,698		8,698
		______________	______________
Total Long-Term Liabilities	8,698		8,698

Stockholders' Equity
Common Stock		10,365		5.979
Add. Paid-In Capital		9,044,148		4,245,580
Treasury Stock		(14)		(14)
Add. Paid-In Cap. (Trea. Stock)	(12,064)		22,047
Current Deficit		(215,900)		(126,551)
Retained Deficit		(6,228,784)		(4,138,538)
		______________	______________
Total Stockholders' Equity		2,597,751		6,504

TOTAL S/H AND LIABILITIES		3,817,359		730,798

			0.00		0.00

Statements of Operations for the Three Months Ended December 31, 1999 and 1998

		Three Months Ended	Three Months Ended
		Dec. 31, 1999		Dec. 31, 1998

Sales			520,107		817,850

Cost of Sales		(278,416)		(726,409)
		______________	______________
Operating Income		241,691		91,441



Salaries/Wages/Benefits		(237,076)		(125,929)

Administrative, Depreciation,
Amortization, Marketing,
Interest, and Financial
Expenses		(220,514)		(169,175)

		______________	______________
Total Operating Expenses		(457,590)		(295,104)
		______________	______________
Gain/(Loss) from Operations	(215,899)		(203,663)

Other Income		-		75,113
			______________		______________
Gain/(Loss) before Taxes		(215,899)		(128,551)

Provision for Current
Year's Income Tax		-		-
		______________	______________
Net Income (Loss) for the
Year after Tax		(215,899)		(128,551)

Shares Outstanding		9,270,082		6,222,048

Profit (Loss) Per Share		(0.02)		(0.02)

Item 2:	Management's Discussion and Analysis or Plan of Operation

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

	The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. In the recent months, the Company has expanded itself into print and electronic media and is receiving substantial revenue from advertising in those media. The Company operates a division with the trade name Recomex located in San Diego, Calif., that distributes various kinds of computer peripherals. Over the past quarter, the Company has been working to expand its web services, in the form of its SoftwareCenter website, which retails software products from many software companies. The Company also operates a telecommunication services division under the name GlobalCom Teleservices, which offers conventional and Internet telephone and fax services.

(2)  Results of Operations

The operating income for the three months ending December 30, 1999 was $241,691, an increase of $150,250 from the three months ending December 30, 1998. This increase is mainly due to increases in advertising revenue from the operation of Silicon Valley High Tech Magazine and other advertising venues.

The operating expenses for the three months ending December 30, 1999 was $457,591, an increase of $162,487 from the three months ending December 30, 1998. The increase is mainly due to the Company's recent hiring of new personnel and purchase of new equipment to start the operation of Silicon Valley High Tech Magazine and BizNet Business Directories. The Company believes that as the income figures indicate, these new business ventures have great potential, and the spending will be recaptured quickly.

Part II:	Other Information

Item 1:	Legal Proceedings

	NetUSA, Inc. and its relevant affiliates were not involved in any legal proceedings that the company considers reportable during this quarter. However, there is one litigation of note which may become reportable - a breach of contract proceeding in which DoubleClick, Inc., of New York is the plaintiff and NetUSA and CandyCenter.com, Inc., of North Carolina are co-defendants. The litigation may cost the company up to $100,000 in fees and costs.

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