Form 10QSB
period 2000-03-31
NETUSA INC/CO/
filed 2000-05-15
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal six months ended March 31, 2000

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

Yes                  No     X
                           ---
Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B contained in this
form, and no disclosure will be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.      X
                                                      ---



Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.)

                             Balance Sheet

                             2000               1999
Current Assets
Cash                       138,564            222,296
A/R                        628,453            253,825
Inventory                   49,584             20,164
Prepaid Expenses             2,132              1,701
Deferred Income Tax Asset       -                  -
                    ______________      _____________
Total Current Assets       818,733            497,986

Property & Equipment
At Cost                    610,813            306,372
Less: Accumulated Depre.  (472,885)          (226,076)
                    ______________      ______________
Net Property & Equipment   137,928             80,296

Other Assets
Investment at Cost       1,137,000             14,575
Other Assets                44,556            110,270
Goodwill/Intangible      1,694,042            143,125
                    ______________      ______________
Total Other Assets       2,875,598            267,970

TOTAL ASSETS             3,832,259            846,252

Current Liabilities
Bank Overdraft              84,310                 -
Accounts Payable           452,979            172,607
State Income Tax Payable     7,047                 -
Lease Obligation - Current   4,146              5,272
Accrued Liabilities         58,824             78,471
Other Liabilities           69,965             27,933
Notes Payable              397,384              8,975
                    ______________      _____________
Total Current
      Liabilities        1,074,655            293,258

Long-Term Liabilities
Lease Obligation - LT        8,698              8,698
Note Payable                    -             196,646
Due to Shareholders        750,018             36,090
                    ______________     ______________
Total Long-Term
          Liabilities      758,716            241,434

Stockholders' Equity
Common Stock                11,478              7,006
Add. Paid-In Capital     8,881,476          4,843,886
Treasury Stock                 (14)               (14)
Add. Paid-In Cap. -
      (Treasury Stock)     (12,064)            22,047
Current Deficit           (648,253)          (422,827)
Retained Deficit        (6,233,735)        (4,138,538)
                    ______________     ______________
Total Stockholders'
          Equity         1,998,888            311,560

TOTAL S/H
      AND LIABILITIES    3,832,259            846,252


                         Statements of Operations for the
                      Six Months Ended March 31, 2000 and 1999

                          Six Months Ended          Six Months Ended
                           March 31, 2000            March 31, 1999

Sales                             943,273                 1,594,527

Cost of Sales                    (612,398)               (1,309,823)
                           ______________            ______________
Operating Income                  330,875                   284,704



Salaries/Wages/Benefits          (393,870)                 (319,046)

Administrative, Depreciation,
Amortization, Marketing,
Interest, and Financial
Expenses                         (584,424)                 (483,469)

                           ______________            ______________
Total Operating Expenses         (978,294)                 (802,515)
                           ______________            ______________
Gain/(Loss) from Operations      (647,419)                 (517,811)

Other Income                           36                    94,984
                           ______________            ______________
Gain/(Loss) before Taxes         (647,383)                 (422,827)

Provision for Current
Year's Income Tax                    (870)                       -
                           ______________            ______________
Net Income (Loss) for the
Year after Tax                   (648,253)                 (422,827)

Shares Outstanding              9,683,082                10,068,082

Profit (Loss) Per Share             (0.07)                    (0.04)


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

      The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. In the recent months, the Company has expanded itself into print and electronic media and is receiving substantial revenue from advertising in those media. The Company operates a division with the trade name Recomex located in San Diego, Calif., that distributes various kinds of computer peripherals. Over the past six months, the Company has been working to expand its web services, in the form of its SoftwareCenter website, which retails software products from many software companies. The Company also operates a telecommunication services division under the name of GlobalCom Teleservices, which offers conventional and Internet telephone and fax services.


(2)  Results of Operations

The operating income for the six months ending March
31, 2000 was $330,875, an increase of $46,171 as compared with that of the six months ending March 31, 1999. This increase is mainly due to increases in advertising revenue from the operation of Silicon Valley High Tech Magazine and other advertising venues.

The operating expenses for the six months ending March
31, 2000 was $978,294, an increase of $175,779 as compared with those of the six months ending March 31, 1999. The increase is mainly due to the Company's recent hiring of new personnel and purchase of new equipment to start the operation of Silicon Valley High Tech Magazine and BizNet
Business Directories. The Company believes that as the income figures indicate, these new business ventures have great potential, and the spending will be recaptured quickly.


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

Item 2:      Changes in Securities

      The company issued 563,000 shares of common stock for cash to unrelated parties at a total consideration of $231,500 during the six months ended March 31, 2000.

Item 3:      Defaults Upon Senior Securities

      There were no defaults upon senior securities during this quarter.

Item 4:      Submission of Matters to a Vote of Security
             Holders

      There was no matter submitted to a vote of security holders during this six months period.

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



                                              NetUSA, Inc.

Dated:      May 12, 2000                  /s/ Wei-Ling Soong
                                              Executive Vice President
                                              and Director