Form 10KSB/A
period 1999-12-31
NETUSA INC/CO/
filed 2000-05-16
CIK 809594

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended December 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:            33-11324-LA

NetUSA, Inc.
(Name of small business issuer in its charter)

            Colorado                        84-1035751
State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)      Identification Number)


            103 Hammond Ave., Fremont, CA 94539
          (Address of principal executive offices)

Issuer's telephone number:      (510) 580-9800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes        No__X

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

                                    Balance Sheet

                               1999                 1998
Current Assets
Cash                         93,474              309,035
A/R                         599,479              157,202
Inventory                    36,601                9,035
Prepaid Expenses              2,132                2,666
Deferred Income Tax Asset        -                    -
                     ______________        _____________
Total Current Assets        731,686              477,938

Property & Equipment
At Cost                     609,168              303,666
Less: Accumulated Depre.   (444,511)            (218,897)
                     ______________       ______________
Net Property & Equipment    164,657               84,769

Other Assets
Investment at Cost        1,137,000               14,576
Other Assets                 43,556               10,390
Goodwill/Intangible       1,695,933              143,125
                     ______________       ______________
Total Other Assets        2,876,489              168,091

TOTAL ASSETS              3,772,832              730,798

Current Liabilities
Bank Overdraft                8,055                   -
Accounts Payable            442,778              271,141
State Income Tax Payable      6,976                   -
Lease Obligation - Current    4,146                5,272
Accrued Liabilities          58,824               40,134
Other Liabilities            75,772               37,611
Notes Payable               392,158              204,976
                     ______________       ______________
Total Current Liabilities   988,709              559,134

Long-Term Liabilities
Lease Obligation - LT         8,697                8,698
Loan from Shareholders      396,675              156,462
                     ______________       ______________
Total Long-Term
           Liabilities      405,372              165,160

Stockholders' Equity
Common Stock                 11,378                5,979
Add. Paid-In Capital      8,841,576            4,245,580
Treasury Stock                  (14)                 (14)
Add. Paid-In Cap. -
      (Treasury Stock)      (12,064)              22,047
Current Deficit            (228,391)            (128,551)
Retained Deficit         (6,233,734)          (4,138,538)
                     ______________       ______________
Total Stockholders'
        Equity            2,378,751                6,504

TOTAL S/H AND
       LIABILITIES        3,772,832              730,798



           Statements of Operations for the Three Months Ended
                         December 31, 1999 and 1998


               Three Months Ended      Three Months Ended
                 Dec. 31, 1999            Dec. 31, 1998

Sales                     504,243                 817,850

Cost of Sales            (280,240)               (726,409)
                   ______________          ______________
Operating Income          224,003                  91,441



Salaries/Wages/Benefits  (191,369)               (125,929)

Administrative, Depreciation,
Amortization, Marketing,
Interest, and Financial
Expenses                 (260,158)               (169,175)

                   ______________          ______________
Total Operating
     Expenses            (451,527)               (295,104)
                   ______________          ______________
Gain/(Loss)
    from Operations      (227,524)               (203,663)

Other Income                   -                   75,112
                  ______________            ______________
Gain/(Loss) before Taxes (227,524)               (128,551)

Provision for Current
Year's Income Tax            (867)                     -
                   ______________          ______________
Net Income (Loss) for the
Year after Tax           (228,391)               (128,551)

Shares Outstanding      9,583,082               6,222,048

Profit (Loss) Per Share     (0.02)                  (0.02)


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


(2)  Results of Operations

     The operating income for the three months ending December 31, 1999 was $224,003, an increase of $132,562 from the three months ending December 30, 1998. This increase is mainly due to increases in advertising revenue from the operation of Silicon Valley High Tech Magazine and other advertising venues.

     The operating expenses for the three months ending December 31, 1999 was $451,527, an increase of $156,423 from the three months ending December 30, 1998. The increase is mainly due to the Company's recent hiring of new personnel and purchase of new equipment to start the operation of Silicon Valley High Tech Magazine and BizNet Business Directories. The Company believes that as the income figures indicate, these new business ventures have great potential, and the spending will be recaptured quickly.


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

Item 2:      Changes in Securities

      The Company issued 463,000 shares of common stock for cash to unrelated parties at a total consideration of $191,500 during the three months ended December 31, 1999.

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

                                          NetUSA, Inc.

Dated:      May 12, 2000                  /s/ Wei-Ling Soong,
                                              Executive Vice-President
                                              and Director