Form 10-Q
period 2000-06-30
NETUSA INC/CO/
filed 2000-08-23
CIK 809594

U.S. Securities and Exchange Commission
                         Washington, DC 20549

                              Form 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal nine months ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           Commission File Number:           33-11324-LA

                               NetUSA, Inc.
           (Name of small business issuer in its charter)


              Colorado                           84-1035751
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)         Identification Number)


                103 Hammond Ave., Fremont, CA 94539
              (Address of principal executive offices)

Issuer's telephone number:      (510) 438-9955


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                No
    ---
Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B contained in this
form, and no disclosure will be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.      X
                                                      ---



Part I - Financial Information

Item 1: Financial Statements

(Note: unaudited, as permissible under Item 310(b) of Regulation S-B.)

                             Balance Sheet


                          6/30/2000           9/30/1999

ASSETS

CURRENT ASSETS              [C]                [C]
--------------
Cash                        95,554             71,125
A/R                        652,362            495,318
Inventory                   78,495             56,256
Prepaid Expenses             2,132              1,990
Deferred Income Tax Asset      ---                ---
                    ______________      _____________
Total Current Assets       828,543            624,689

NON-CURRENT ASSETS
------------------
Property & Equipment
At Cost                    611,057            609,168
Less: Accumulated Depre.  (464,059)          (417,514)
                    ______________      ______________
Net Property & Equipment   146,998            191,654

Other Assets

Investment at Cost             ---          1,137,000
Security Deposits           44,556             43,556
Intangible Assets
         (At Cost)       1,717,097          1,716,998
Less:  Accum. Amort.       (22,626)           (19,175)
                    ______________      ______________
Total Other Assets       1,739,027          2,878,379
                    --------------      --------------
TOTAL ASSETS         $   2,714,568       $  3,694,722
                    ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
Bank Overdraft             120,394                ---
Accounts Payable           612,821            479,613
Tax Payable                 23,887              7,846
Lease Obligation - Current   4,146              4,146
Accrued Liabilities         58,859             58,860
Unearned Phone Revenue         ---             73,996
Customer Deposits           52,951             29,664
Notes Payable              383,524            616,257
Stock Subscription in adv. 434,000		              ---
                    ______________      _____________
Total Current
      Liabilities        1,690,582          1,270,382

Long-Term Liabilities
Lease Obligation - LT        8,698              8,698
Note Payable                   ---                ---
Loan From Shareholders     641,053                ---
                    ______________     ______________
Total Long-Term
          Liabilities      649,751              8,698
                    --------------     --------------
TOTAL LIABILITES         2,340,333          1,279,080

Stockholders' Equity
Common Stock                10,965             10,915
Add. Paid-In Capital     8,078,490          8,650,539
Treasury Stock                 (14)               (14)
Add. Paid-In Cap. -
      (Treasury Stock)     (12,064)           (12,064)
Retained Deficit        (7,703,142)        (6,233,734)
                    ______________     ______________
Total Stockholders'
          Equity           374,235          2,415,642
                    --------------     --------------
TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY $   2,714,568      $   3,694,722
                    ==============     ==============


                                  NetUSA, Inc.
                Consolidated Statement of Stockholders' Equity
                  For the three months ended June 30, 2000


           Common Stock     Additional
              Number of           Paid-In     Retained
                 Shares   Amount  Capital     Deficit      Total


Balances at
4/1/2000     9,696,732  $11,478  $8,881,476  ($6,881,988) $2,010,966

Prior Period
Adjustment                                       (71,964)    (71,964)

Issuance of
Common Stock   549,500      550     220,951          ---     221,501

Retirement of
Common Stock(1,062,500)  (1,063) (1,023,937)         ---  (1,025,000)

Treasury
  Stock        (13,650)     (14)    (12,064)         ---     (12,078)

Net Loss
After Tax        ---      ---         ---        (749,190)   (749,190)
             __________  _______ ___________   __________   _________

Balances at
June 30, 2000 9,170,082  $10,951  $8,066,426  ($7,703,142)   $374,235



                   Statements of Operations for the
                    Quarter Ended June 30, 2000 and
                 the Nine Months Ended June 30, 2000


                   Quarter Ended         Nine Months Ended
                   June 30, 2000         June 30, 2000
                   [C]                   [C]

REVENUES
--------

Sales             $     408,284             $   1,351,556

Cost of Sales          (389,802)               (1,072,058)
                 ______________            ______________
Operating Income         18,482                   279,498


OPERATING EXPENSES
------------------

Salaries/Wages/Benefits 185,721                  578,316
Administrative &
   General Expenses     474,806                  967,605
Depreciation &
   Amortization Expenses (9,155)                  49,996
Marketing Expenses        9,005                   35,621
Interest Expenses         7,214                   16,451
                  ______________            ______________
Total Operating
      Expenses          667,591                 1647,989
                  ______________            ______________
Gain/(Loss)
  from Operations      (649,109)               (1,368,491)

Other Income             11,960                    11,960
Interest Income             309                       345
Loss on Investment     (112,000)                 (112,000)
                  ______________            ______________
Gain/(Loss)
  before Taxes         (748,840)               (1,468,186)

Provision for Current
Year's Income Tax          (350)                   (1,220)
                  ______________            ______________
Net Income/(Loss) for the
Year after Tax     $    (749,190)            $  (1,469,406)
                  ==============            ==============

Per Share Data
--------------

Shares Outstanding     9,170,082                 9,170,082

Profit (Loss)
     Per Share           (0.0817)                  (0.1602)




                                NetUSA, Inc.
                  Consolidated Statement of Cash Flows
                For the three months ended June 30, 2000
             Increase (Decrease) in Cash and Cash Equivalents



                                Current Period     Year-to-Date
                                4/1/00-6/30/00     10/1/99-6/30/00


CASH FLOWS FROM OPERATING ACTIVITIES:

Cash Received from Customers         $356,620      $1,194,512
Cash Paid to Suppliers and Employees (413,148)     (1,958,056)
Deposit Paid                              ---          (1,000)
Miscellaneous Income                   11,960          11,960
Interest Received from Banks              309             345
Interest Paid                          (7,214)        (16,451)
Income Tax Paid                          (350)         (1,765)
                                    _________      __________
Net cash (used in)
operating activities                  (51,823)       (770,455)


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investment    1,025,000       1,025,000
Purchase of equipment                    (244)         (1,889)
Note receivable servicing                 ---            (100)
                                   _________        _________
Net cash (used in)
investing activities               1,024,756        1,023,011


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from and Repayment
     of Note Payable (Net)          (13,430)           38,570
Repayment of Loan                  (235,097)          184,909
Common Stock/Additional
     Paid-in Capital Contribution  (803,500)         (572,000)
                                 __________         _________
Net cash provided by
financing activities            (1,052,027)          (348,521)
                                 __________         _________
Net decrease in Cash and
Cash Equivalents at end of period   (79,094)          (95,965)
Cash and Cash Equivalents
   at beginning of period            54,254            71,125
                                 __________         _________
Cash and Cash Equivalents
   at end of period             $  (24,840)        $ (24,840)
                                 ==========         =========


Analysis of Cash and Cash Equivalents at end of period

Cash                           $    95,554          $  95,554
Bank Overdraft                    (120,394)          (120,394)
                               ___________         __________
                               $    24,840         $   24,840
                               ===========         ==========



                            NetUSA, Inc.
                Reconciliation of Consolidated Statement
                      of Net Loss to Net Cash
             (Used In)/Provided by Operating Activities
              For the three months ended June 30, 2000




                      Current Period           Year-to-Date
                      4/1/00-6/30/00           10/1/99-3/31/00


Net Loss for the period   ($749,190)           ($1,469,407)

Adjustments to reconcile net loss to


Net cash provided by (used in) operating activities:

Depreciation and
  Amortization              (9,155)                 49,996
Loss on Investment         112,000                 112,000
Increase in
  Accounts Receivable      (24,009)               (157,044)
(Increase)/Decrease
  in Inventory             (28,912)                (22,239)
Increase in
  Prepaid Expenses             ---                  (1,142)
Increase/(Decrease) in
  Accounts Payable         372,543                 212,352
Increase/(Decrease)
  in Tax Payable             3,834                   3,034
Increase in
  Other Liabilities            ---                  46,649
(Decrease) in
  Other Liabilities        (97,804)                    ---
Decrease in
  Accrued Liabilities           36                  14,548
Decrease in Due
  to shareholders            6,798                   6,798
Prior Period Adjustment    (71,964)                    ---
Stock Subscription in advance
  Ming Jian Shi            434,000                 434,000
                        __________               _________
Net cash (used in)
  operating activities    ($51,823)              ($770,455)
                        ==========               =========



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

      The Company's main business in recent years is merchandising software products primarily through distributors and direct sales to consumers. In the recent months, the Company has expanded itself into print and electronic media and is receiving substantial revenue from advertising in those media. The Company operates a division with the trade name Recomex located in San Diego, Calif., that distributes various kinds of computer peripherals. Over the past year, the Company has been working to expand its web services, in the form of its SoftwareCenter website, which retails software products from many software companies. The Company also operates a telecommunication services division under the name of GlobalCom Teleservices, which offers conventional and Internet telephone and fax services.

The company has made major changes to its Board of Directors, Management and Operations. The Company has elected a new
Board of Directors, and they are:-

1)  Mr. Ming Jian Shi, Chairman
2)  Mr. Ming Xin Shi, Director
3)  Mr. Wei Ling Soong, Director

This Board of Directors has resolved to develop new lines of business to compliment their current operations. They have made efforts to obtain further capital financing to bolster the company during this time of change. The Board has also made changes to the key Executive positions, and they are as follows:-

1)  Mr. Ming Jian Shi, Chief Executive Officer
2)  Mr. James Yu Chun-YU, President
3)  Mr. John Chang, Chief Operating Officer
4)  Mr. Wei Ling Soong, Secretary

Due to increased competition, the company has directed its focus towards printing, leveraging its strength in advertising and internet expertise. The company has brought aboard a new Chief Operating Officer to head this business. His name is Mr. John Chang and he has many years of experience in the printing business. Over the years he has developed an enviable clientele in the Silicon Valley and the Greater San Francisco Bay Area.

The company believes that its expertise in high tech marketing and advertising will be a catalyst and strategic advantage in building a successful printing enterprise.


(2)  Results of Operations

The operating income for the nine months ending June
30, 2000 was $279,498, a decrease of $50,193 as compared with that of the nine months ending June 30, 1999. This decrease is mainly due to falling sales. For its Globalcom telecommuncations business, the greatest factor is discounted phone rates from competitors, such as "10-10-220". These companies have taken a huge cut in market, taking away the many customers from Globalcom's primary market, long distance service to the Pacific Rim.

The company does not foresee that Globalcom's business will recover, and will therefore shift its focus to other business.

Hardware sales for its Recomex division have fallen from $1,412,697 to $846,990, due to a difficult consumer market and very low pricing practices. The division is in a stagnant market and will continue to struggle in the near future until such time that significant technological advancements will drive consumer spending and boost their sales. However, Recomex has weathered this market before and has survived other similar firms in the area that have failed.

The operating expenses for the nine months ending June
30, 2000 was $1,647,989, an increase of $423,138 as compared with those of the nine months ending June 30, 1999. The increase is mainly due to the Company's recent hiring of new personnel to compliment the new business and purchase of new equipment. NetUSA has slashed its marketing expenses, but has increased in administrative and personnel expenses. These changes are indicative of the company's effort to hire and retain talent and to take advantage of strategic partnerships with other businesses and entrepreneurs in Silicon Valley and in the Pacific Rim to realize marketing savings. Other costs associated with the printing business has also contributed to operating overhead.

The Company believes that there will be a significant turn around over the next fiscal year.


Part II:      Other Information

Item 1:      Legal Proceedings

      NetUSA, Inc. and its relevant affiliates were involved in a legal dispute which was settled for 1,062,500 shares of common stock in lieu of an agreed upon amount of $100,000. Otherwise there are no other proceedings that the company considers reportable during this quarter.


Item 2:      Changes in Securities

      The company issued 549,500 shares of common stock for cash to related parties at a total consideration of $221,501 during the three months ended June 30, 2000.


      The Company also retired 1,062,500 shares and 13,650 shares from the treasury. All transactions were for cash and/or other valuable consideration.


      The related party transactions are listed below:-


      Beginning Balance
      4/1/2000                  9,696,732

      Name                        No. of Shares Issued/(Retired)

      Wei-Ling Soong              100,000
      Joseph Lee                   99,500
      Chen Tung Shih              100,000
      William Pedersen             25,000
      William Yuan                 75,000
      Ben Hsu                      50,000
      James Yu                     50,000
      Michael Morrison             50,000
      C.E. Armstrong             (500,000)
      William Shell              (500,000)
      Frank G. Gallagher          (62,500)
                               ----------
                                 (513,000)

      Treasury Stock              (13,650)

      Ending Balance
      6/30/00                   9,170,082



Item 3:      Defaults Upon Senior Securities

      There were no defaults upon senior securities during this quarter.

Item 4:      Submission of Matters to a Vote of Security
             Holders

      There was no matter submitted to a vote of security holders during this nine months period.

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



                               NetUSA, Inc.

Dated: August 21, 2000

			             /s/ Mr. Ming Jian Shi
                               Chairman of the Board
                               and Chief Executive Officer